Form 10-Q
period 1997-09-30
LEUKOSITE INC
filed 1997-11-14
CIK 915320

-----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER  0-22769

                          ----------------------------

                                 LEUKOSITE, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               04-3173859
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

           215 FIRST STREET                                       02142
       CAMBRIDGE, MASSACHUSETTS                                (Zip Code)
(Address of principal executive offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (617) 621-9350

                          ----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X       NO
         ---         ---

     The number of shares outstanding of each of the registrant's classes of common stock as of:

     DATE                        CLASS                     OUTSTANDING SHARES
October 31, 1997        Common stock, $.01 par value           9,538,343


-------------------------------------------------------------------------------

                               LEUKOSITE, INC.
                        (A Development Stage Company)
                                  FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS


                                                                                  PAGE NUMBERING IN
                                                                             SEQUENTIAL NUMBERING SYSTEM
                                                                             ---------------------------


PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 1996 and September 30, 1997                                         3

            Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and September 30,
            1997, and for the Period from Inception
            (May 1, 1992) to September 30, 1997                                              4

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1997, and for the Period from Inception (May 1, 1992) to
            September 30, 1997                                                               5

            Notes to Condensed Consolidated Financial Statements                             6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                              9

PART II     OTHER INFORMATION

Items  1-6  Other Information                                                                14

            Signatures                                                                       16

PART I     FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 LEUKOSITE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31, 1996    SEPTEMBER 30,1997
                                                               -----------------    -----------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  4,430,507        $ 16,975,247
   Marketable securities                                             4,953,902           8,025,631
   Other current assets                                                153,779             297,249
                                                                  ------------        ------------
     Total current assets                                            9,538,188          25,298,127
                                                                  ------------        ------------
Property and equipment, net of accumulated depreciation
     and amortization                                                2,308,456           2,154,391
                                                                  ------------        ------------
Other assets                                                            27,526              27,090
                                                                  ------------        ------------
Total assets                                                      $ 11,874,170        $ 27,479,608
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                          $  1,162,098        $  2,382,860
   Obligation to fund L&I Joint Venture                                     --             996,900
   Deferred revenue                                                    261,250           1,836,250
   Deferred rent, current portion                                      104,357             238,421
   Current portion of capital lease obligations                        784,168             688,382
                                                                  ------------        ------------
     Total current liabilities                                       2,311,873           6,142,813
                                                                  ------------        ------------
Deferred rent, net of current portion                                  466,078             283,700
                                                                  ------------        ------------
Capital lease obligations, less current portion                        763,621             536,270
                                                                  ------------        ------------
Redeemable convertible preferred stock                              20,913,405                  --
                                                                  ------------        ------------
Stockholders' equity (deficit):
      Preferred stock $.01 par value-
         Authorized-5,000,000 shares
         Issued and outstanding-no shares                                   --                  --
      Convertible preferred stock                                       22,500                  --
      Common stock, $.01 par value-
         Authorized - 25,000,000 shares
         Issued and outstanding - 1,086,590 shares at
          December 31, 1996 and 9,537,158 shares at
          September 30, 1997                                            10,866              95,372
      Additional paid-in capital                                     8,710,149          49,325,106
      Deficit accumulated during the development stage             (21,324,322)        (28,903,653)
                                                                  ------------        ------------

        Total stockholders' equity (deficit)                       (12,580,807)         20,516,825
                                                                  ------------        ------------
        Total liabilities and stockholders'equity (deficit)       $ 11,874,170        $ 27,479,608
                                                                  ============        ============

                                 LEUKOSITE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,     INCEPTION
                                                                                                              (MAY 1, 1992)
                                                                                                                 THROUGH
                                             1996             1997             1996             1997          SEPT. 30,1997
                                          -----------      -----------      -----------      -----------      ------------
REVENUES:
   Corporate collaborations               $   783,750      $ 1,558,750      $ 1,307,250      $ 3,628,774      $  7,469,774
   Government grants                           82,770           50,948           82,770          256,370           539,140
                                          -----------      -----------      -----------      -----------      ------------
     Total revenue                            866,520        1,609,698        1,390,020        3,885,144         8,008,914
                                          -----------      -----------      -----------      -----------      ------------

OPERATING EXPENSES:
   Research and development                 2,357,026        3,053,638        6,281,654        8,505,075        30,694,962
   General and administrative                 371,596          371,879          866,870        1,107,441         4,661,721
                                          -----------      -----------      -----------      -----------      ------------
     Total operating expenses               2,728,622        3,425,517        7,148,524        9,612,516        35,356,683
                                          -----------      -----------      -----------      -----------      ------------

LOSS FROM OPERATIONS                       (1,862,102)      (1,815,819)      (5,758,504)      (5,727,372)      (27,347,769)

OTHER INCOME (EXPENSE):
   Equity in operations of joint
      venture                                      --       (1,649,400)              --       (1,649,400)       (1,649,400)
   Interest income                             97,254          235,031          269,393          529,825         1,333,994
   Interest expense                           (47,831)         (39,027)        (156,988)        (122,384)         (630,478)
                                          -----------      -----------      -----------      -----------      ------------

NET LOSS                                  $(1,812,679)     $(3,269,215)     $(5,646,099)     $(6,969,331)     $(28,293,653)
                                          ===========      ===========      ===========      ===========      ============

PRO FORMA NET LOSS PER COMMON SHARE
                                          $      (.31)     $      (.40)     $      (.96)     $      (.98)
                                          ===========      ===========      ===========      ===========

SHARES USED IN COMPUTING PRO FORMA
NET LOSS PER COMMON SHARE                   5,905,630        8,086,371        5,890,206        7,119,956
                                          ===========      ===========      ===========      ===========

                                 LEUKOSITE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                INCEPTION
                                                                   NINE MONTHS ENDED          (MAY 1, 1992)
                                                                     SEPTEMBER 30,               THROUGH
                                                                1996              1997        SEPT. 30, 1997
                                                            -----------      ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(5,646,099)     $ (6,969,331)     $(28,293,653)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Stock compensation expense                                        --                --              89,339
 Depreciation and amortization                                  725,000           884,999         2,836,784
 Equity in operations of joint venture                             --           1,649,400         1,649,400
 Change in operating assets and liabilities:
    Other current assets                                       (166,527)         (143,470)         (297,249)
    Accounts payable and accrued expenses                       632,364         1,220,762         2,949,562
    Deferred revenue                                            511,250         1,575,000         1,836,250
    Deferred rent                                               154,725           (48,314)          522,121
                                                            -----------      ------------      ------------
     Net cash used in operating activities                   (3,789,287)       (1,830,954)      (18,707,446)
                                                            -----------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                        (6,705,007)      (10,923,111)      (27,920,588)
  Proceeds from maturities of marketable securities           2,798,261         7,851,382        19,894,957
  Investment in joint venture                                        --          (652,500)         (652,500)
  Purchases of property and equipment                           (70,446)         (432,388)       (2,218,948)
  Decrease (increase) in other assets                          (205,431)              436           (27,090)
                                                            -----------      ------------      ------------
     Net cash used in investing activities                   (4,182,623)       (4,156,181)      (10,924,169)
                                                            -----------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                          (389,621)         (621,682)       (2,023,776)
 Net proceeds from notes payable                                     --                --         2,086,312
 Proceeds from redeemable convertible preferred stock,
    net of issuance costs                                     4,880,435         3,819,506        23,256,599
 Proceeds from initial public offering, net of issuance
    costs                                                            --        15,297,036        15,297,036
 Exercise of stock options                                       29,066            37,015            78,816

 Issuance of convertible preferred stock, net of
    issuance costs                                            4,959,566                --         7,911,875
                                                            -----------      ------------      ------------

     Net cash provided by financing activities                9,479,446        18,531,875        46,606,862
                                                            -----------      ------------      ------------

NET INCREASE IN CASH AND EQUIVALENTS                        $ 1,507,536      $ 12,544,740      $ 16,975,247

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     1,734,188         4,430,507                --
                                                            -----------      ------------      ------------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 3,241,724      $ 16,975,247      $ 16,975,247
                                                            ===========      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest               $   156,988      $    122,384      $    845,093
                                                            ===========      ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
 Property and equipment purchased under capital
    lease obligations                                       $   200,959      $    298,545      $  3,022,228
                                                            ===========      ============      ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Operations and Basis of Presentation

     LeukoSite, Inc. (the "Company") was incorporated on May 1, 1992. The Company is engaged in the development of proprietary immunomodulatory therapeutics for the treatment of inflammatory and autoimmune diseases.

     The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-30213) filed with the Securities and Exchange Commission.

2.   Summary of Significant Accounting Policies

     (a) Cash Equivalents and Marketable Securities

     Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities consist of U.S. government agency securities with original maturities of greater than three months. The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified its investments as held-to-maturity. The investments that the Company has the positive intent and ability to hold to maturity, which consist of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value.

     As of September 30, 1997, there were no material unrealized gains or losses on any investments. Cash and cash equivalents and marketable securities consisted of the following:

                               December 31, 1996  September 30, 1997
  Cash and Cash Equivalents:
     Cash                         $   754,473        $   193,347
     Commercial paper                      --          5,000,000
                                  -----------        -----------
     U.S. government agency
     obligations                           --          7,991,111
                                  -----------        -----------
     Money market funds             3,676,034          3,790,789
                                  -----------        -----------
                                    4,430,507         16,975,247
                                  ===========        ===========
  Short-term investments:
     U.S. government agency
     obligations (average
     maturity of 5 and 6.3
     months, respectively)        $ 4,953,902        $ 8,025,631
                                  ===========        ===========




     (b) Pro Forma Net Loss per Common Share

     Pro forma net loss per common share is based on the pro forma weighted average number of common shares outstanding during the period, assuming the automatic conversion of all outstanding shares of redeemable convertible preferred stock and convertible preferred stock into common stock, which occurred upon the closing of the Company's initial public offering on August 15, 1997. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12 months immediately prior to the date of the initial filing of the Company's registration statement have been included in the calculation of weighted average number of common shares outstanding for the period through the date of the offering using the treasury method. Other shares of stock issuable pursuant to stock options have not been included as their effect would be antidilutive.

3.   Initial Public Offering

     In August 1997, the Company completed the initial public offering of 2,875,000 shares of its common stock at $6 per share, for total net proceeds of $15.3 million after underwriting discounts and expenses of the offering. In connection with the public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were automatically converted into 5,535,607 shares of common stock.

4.   Investment in Joint Venture

     In May 1997, the Company and ILEX Oncology, Inc. entered into a joint venture whereby the parties formed a limited partnership to develop and commercialize LDP-03 for the treatment of chronic lymphocytic leukemia. The partners are required to make contributions each time the partnership requires working capital. The development and commercialization activities of the joint venture will be managed with equal control by each party. The Company and ILEX will generally share equally in profits from the sales of LDP-03 and in all future research, development, clinical, and commercialization costs. The Company and ILEX estimate that research, development, and clinical costs will be approximately $10.0 million over the next two years.

     The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). For the three months ended September 30, 1997, the Company's share of the joint venture's recorded loss was $1,649,400. The Company funded the joint venture $652,500 through September 30, 1997 and recorded an obligation of $996,900 at September 30, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding (i) the anticipated development and expansion of the Company's business expenditures, (ii) the adequacy of the Company's existing capital resources, interest income and revenue collaboration to fund the Company's currently planned operating expenses and capital requirements through early 2000, and (iii) the intent, and belief and the current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company, and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-30213) filed by the Company with the Securities and Exchange Commission and in the last two paragraphs of "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" elsewhere in this Form 10-Q.

OVERVIEW

     The Company is a leader in understanding the biology of leukocytes and their roles in cancer and inflammatory, autoimmune and viral diseases. The Company's expertise in leukocyte biology provides an engine for the discovery and development of novel and proprietary drugs that destroy or block the disease-causing actions of leukocytes. The Company's funding has consisted of proceeds from private and public sales of equity securities, receipts from corporate collaborations and capital leases. The Company has not received any revenues from the sale of products to date and does not expect to generate such revenues for at least the next several years. The Company has experienced operating losses since its inception and expects that the additional activities required to develop and commercialize its products will result in further operating losses for at least the next several years. As of September 30, 1997, the Company had an accumulated deficit of approximately $28.9 million.

     To date, the Company has entered into collaborative agreements with Warner-Lambert Company ("Warner-Lambert"), Roche Bioscience, and Kyowa Hakko Kogyo Co. Ltd. ("Kyowa") to discover and develop drugs that inhibit the action or block the binding of certain chemokines and chemokine receptors. As of September 30, 1997, the Company had received approximately $9.4 million in funding and license fee payments under these collaborations. Under these collaborative agreements, the Company is entitled to receive additional funding that is not subject to the achievement of milestones and, if certain drug development milestones are achieved, milestone payments. In addition, the Company will be entitled to receive royalties on worldwide sales of products developed and commercialized from those collaborations. As of September 30, 1997, the Company had recorded a portion of amounts received from its collaboration agreements as deferred revenue. In May 1997, the Company and ILEX entered into a joint venture whereby the parties formed a limited partnership to develop and commercialize LDP-03 for the treatment of chronic lymphocytic leukemia.

RESULTS OF OPERATIONS

Revenues for the three and nine month period ended September 30, 1997 and 1996.

     For the three months ended September 30, 1997 revenues were $1,610,000 compared to $867,000 for the comparable period in 1996. This increase of approximately $743,000 was the result of greater research funding from corporate collaborations with Kyowa, Roche Bioscience, and Warner-Lambert.

     For the nine months ended September 30, 1997 revenues were $3,885,000 compared to $1,390,000 for the comparable period in 1996. This increase of approximately $2,495,000 was the result of greater research funding from corporate collaborations with Kyowa, Roche Bioscience, and Warner-Lambert and from Small Business Innovation Research ("SBIR") grants.

Research and development expenses for the three and nine month periods ended September 30, 1997 and 1996.

     For the three months ended September 30, 1997 research and development expenses were $3,054,000 compared to $2,357,000 for the comparable period in 1996. This increase of approximately $697,000 was primarily due to an increase in staffing and supplies associated with the Company's drug development programs. The Company expects research and development spending to increase over the next several years as the Company further expands its discovery and development programs.

     For the nine months ended September 30, 1997 research and development expenses were $8,505,000 compared to $6,282,000 for the comparable period in 1996. This increase of approximately $2,223,000 was primarily due to an increase in staffing and supplies associated with the Company's drug development programs and, to a lesser extent, to an increase in outside costs associated with preclinical and development expenditures. The Company expects research and development spending to increase over the next several years as the Company further expands its discovery and development programs.

General and administrative expenses for the three and nine month periods ended September 30, 1997.

     For the three months ended September 30, 1997 general and administrative expenses were $372,000 compared to $372,000 for the comparable period in 1996. Although general and administrative expenses remained relatively unchanged, there was an increase in compensation related to additional administrative staff, which was offset by decreases in legal, and recruiting and relocation expenses and consulting. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

     For the nine months ended September 30, 1997 general and administrative expenses were $1,107,000 compared to $867,000 for the comparable period in 1996. The increase of approximately $240,000 was primarily due to increases in compensation related to additional administrative staff and business development activities, which was offset by a decrease in consulting expense. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

Equity in operations of Joint Venture for the three month and nine month periods ended September 30, 1997 and 1996.

     For the three months ended September 30, 1997 equity in operations of joint venture was a loss of $1,649,000. These expenses are primarily due to the manufacture of pilot lots of LDP-03 which will be used to support future planned regulatory filings. Since this joint venture was not formed until May 1997, there were no expenses for the comparable three month period in 1996.

     For the nine months ended September 30, 1997 equity in operations of joint venture was a loss of $1,649,000. These expenses are primarily due to the manufacture of pilot lots of LDP-03 which will be used to support future planned regulatory filings. Since this joint venture was not formed until May 1997, there were no expenses for the comparable nine month period in 1996.

Interest income (expense), net for the three month and nine month periods ended September 30, 1997 and 1996.

     For the three months ended September 30, 1997 net interest income was $196,000 compared to $49,000 for the comparable period in 1996. This increase was primarily due to interest income resulting from higher average cash balances resulting from proceeds received from LeukoSite's initial public offering completed in August 1997.

     For the nine months ended September 30, 1997 net interest income was $407,000 compared to $112,000 for the comparable period in 1996. This increase was primarily due to interest income resulting from higher average cash balances resulting from proceeds received from LeukoSite's initial public offering completed in August 1997, and the Company's preferred stock financings completed in late 1996 and early 1997.

Net Loss for the three month and nine month periods ended September 30, 1997 and 1996.

     For the three months ended September 30, 1997 the net loss was $3,269,000 compared to $1,813,000 for the comparable period in 1996. The net loss increased approximately $1,456,000 and was due primarily to LDP-03 development costs recorded by the joint venture, which were offset in part by increased revenues generated from corporate partners.

     For the nine months ended September 30, 1997 the net loss was $6,969,000 compared to $5,646,000 for the comparable period in 1996. The net loss increased approximately $1,323,000 and was due primarily to LDP-03 development costs recorded by the joint venture, which were offset in part by increased revenues generated from corporate partners.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's operations have been funded primarily through private placements of preferred stock, which have raised approximately $33.3 million, license fees and sponsored research, which have generated approximately $9.5 million, and capital lease obligations, which have raised approximately $3.0 million, and net proceeds of $15.3 million from the Company's initial public offering in August 1997. The Company has used cash to fund operating losses of approximately $28.3 million, the investment of approximately $2.2 million in equipment and leasehold improvements and the repayment of approximately $2.0 million of capital lease obligations. The Company had no significant commitments as of September 30, 1997 for capital expenditures. At September 30, 1997, the Company had on hand cash, cash equivalents and marketable securities of approximately $25.0 million.

     The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $462,000, which includes funding commitments of approximately $165,000 and $297,000 in 1997 and 1998, respectively. The Company has also entered into an agreement to contribute $3.0 million towards funding the construction and equipping a research center in the United Kingdom. The Company has paid $1.8 million of the commitment as of September 30, 1997. The additional commitment of $1.2 million will be funded in semi-annual installments and will be complete in the year 2000.

     In May 1997, the Company and ILEX entered into a joint venture whereby the parties formed a limited partnership to develop and commercialize LDP-03 for the treatment of chronic lymphocytic leukemia. The partners are required to make contributions each time the partnership requires working capital. LeukoSite and ILEX will generally share equally in profits from the sales of LDP-03 and in research, development, clinical and commercialization costs. The capital requirements of the joint venture consists of clinical development and commercialization costs. LeukoSite and ILEX estimate that research, development, and clinical costs will be approximately $10.0 million over the next two years.

     The Company believes that its existing capital resources (including the $15.3 million in net proceeds received by the Company in connection with its initial public offering), interest income and revenue from the collaboration agreements, will be sufficient to fund its currently planned operating expenses and capital requirements through early 2000. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the progress of the milestone and royalty producing activities of the Company's collaborative partners, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability of the Company to maintain existing and establish new collaboration agreements with other companies, the technological advances and activities of competitors and other factors.

     The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, expenditures for preclinical and clinical trials and the expansion of its laboratory and administrative activities. Therefore, the Company will need to raise substantial additional capital. The Company intends to seek such additional funding through public or private financing or collaboration or other arrangements with collaborative partners. There can be no assurance, however, that additional financing will be available from any sources or, if available, will be available on acceptable terms.

PART II   OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

               The Company's Registration Statement on Form S-1 (Reg. No. 333-30213) in connection with the Company's initial public offering of Common Stock was declared effective by the Securities and Exchange Commission (the "SEC") on August 14, 1997. Such Registration Statement (the "IPO Registration Statement") provided for the registration under the Securities Act of 1933, as amended (the "Securities Act"), of 2,875,000 shares of the Company's Common Stock. On August 15, 1997, the Company entered into an Underwriting Agreement with Hambrecht & Quist LLC and UBS Securities LLC, as representatives of the several underwriters named on Schedule A thereto (the "Underwriters"), pursuant to which (i) the Underwriters agreed to purchase from the Company 2,500,000 shares of its Common Stock at the public offering price of $6.00 per share, less underwriting discounts and commissions of $0.42 per share, and (ii) the Company granted to the Underwriters an option to purchase an additional 375,000 shares of Common Stock, solely to cover over-allotments, at the public offering price of $6.00 per share, less underwriting discounts and commissions of $0.42 per share. On August 20, 1997, the Underwriters consummated the purchase of such 2,500,000 shares of Common Stock, and on August 26, 1997, the Underwriters consummated the purchase of such additional 375,000 shares of Common Stock upon exercise of the Underwriters' over-allotment option.

               The aggregate initial public offering price for all 2,875,000 shares of Common Stock registered under the Securities Act pursuant to the IPO Registration Statement was $ 17,250,000. The aggregate amount of all expenses (including underwriting discounts and commissions) paid by the Company in connection with the issuance and distribution of all such 2,875,000 shares of Common Stock was $1,952,964, consisting of $1,207,500 paid by the Company to the Underwriters in respect of underwriting discounts and commissions and $745,464 paid by the Company in respect of all other expenses incurred by the Company in connection with such issuance and distribution. All of such expenses consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The net proceeds to the Company from such issuance and distribution, after deducting the aggregate amount of expenses (including underwriting discounts and commissions) paid by the Company in connection therewith, were $15,297,036.

               Of such net proceeds, no amounts have been spent through September 30, 1997. The remaining balance of such net proceeds, consisting of $15,297,036 are held in cash or cash equivalents.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                10.1 Amendment to the Research Collaboration and License Agreement effective April 24, 1997 by and between Kyowa Hakko Kogyo Co., Ltd. and LeukoSite, Inc.

               +10.2 Global Amendment to MCP-1 and IL-8 Agreements between LeukoSite, Inc. and Warner-Lambert Company

                11.1   Computation of Net Loss Per Share

                27     Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

     --------------

      + Confidential Treatment requested as to certain portions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        LeukoSite, Inc.
                                        (Registrant)




                                        /s/ Augustine Lawlor
Dated: November 14, 1997                ----------------------------------------
                                        Augustine Lawlor
                                        Vice President, Corporate
                                        Development and Chief Financial Officer
                                        (principal finance and accounting
                                        officer)