Form 10-K405
period 1997-12-31
LEUKOSITE INC
filed 1998-03-24
CIK 915320

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended: DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from: ________________ to ________________

                        Commission file number: 0-22769

                                LEUKOSITE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           04-3173859
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                     215 FIRST STREET, CAMBRIDGE, MA 02142
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (617) 621-9350
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 18, 1998 was approximately $54,681,722 based on 5,832,717 shares held by such non-affiliates at the closing price of a share of Common Stock of $9.375 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 4,052,143 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 18, 1998 was 9,884,860.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 1998 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

================================================================================

                                LEUKOSITE, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
  1    Business....................................................    3
  2    Properties..................................................   24
  3    Legal Proceedings...........................................   24
  4    Submission of Matters to a Vote of Security Holders.........   24

                                 PART II
  5    Market For Registrant's Common Stock and Related Stockholder
       Matters.....................................................   24
  6    Selected Financial Data.....................................   26
  7    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   27
  7A   Quantitative and Qualitative Disclosure of Market Risks.....   30
  8    Financial Statements and Supplementary Data.................   31
  9    Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure....................................   56

                                PART III
 10    Directors and Executive Officers of the Registrant..........   56
 11    Executive Compensation......................................   56
 12    Security Ownership of Certain Beneficial Owners and
       Management..................................................   56
 13    Certain Relationships and Related Transactions..............   56

                                 PART IV
 14    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................   57
       Signatures..................................................   60

     Except for the historical information contained herein, this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about the adequacy of the Company's cash, cash equivalents, other capital resources, interest income and future revenues due under the Company's collaborative agreements to fund its operating expenses and capital requirements as currently planned through early 2001; (ii) statements about the Company's plans to conduct clinical trials of or receive regulatory approvals for its product candidates and (iii) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     LeukoSite is a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics developed using LeukoSite technology may be used to treat cancer and inflammatory, autoimmune and viral diseases. The Company's technologies and expertise in leukocyte biology facilitate the discovery and development of novel and proprietary drugs that destroy or block the disease-promoting actions of leukocytes. The Company has one product candidate that, subject to receipt of regulatory approvals, is expected to enter into a pivotal clinical trial in early 1998. In addition, the Company has two product candidates that have commenced human clinical trials in the United Kingdom, and seven small molecule drug discovery programs.

BACKGROUND

  Overview of Leukocyte and Immune System Biology

     The human immune system protects the body against infection by bacteria, viruses and parasites. Leukocytes are formed in the bone marrow, mature in lymphatic tissue and are transported throughout the body by the bloodstream. Endothelial cells, which comprise the inner lining of blood vessels, act as gatekeepers allowing circulating leukocytes to enter surrounding tissue when needed. Leukocytes, in a healthy immune response, eliminate pathogens without damaging host cells.

     Leukocyte Maturation. Hematopoietic (blood-forming) stem cells in the bone marrow produce precursor cells that mature into circulating leukocytes. Neutrophils, eosinophils and basophils, which are types of mature leukocytes, are normally formed only in the bone marrow and are stored there until they are needed. The other types of leukocytes (lymphocytes and monocytes) mature in other organs, including the lymph nodes, spleen, thymus, tonsils and gut. During the process of maturation and storage, leukocytes differentiate into more defined functional subtypes, after which they are released into the circulatory system. As they mature, leukocytes undergo complex changes including the appearance and disappearance of molecules or receptors on their outer membrane. Proteins and other biomolecules produced in the body bind to these receptors which in turn signal the leukocytes to respond in specific ways. If the leukocyte maturation process does not occur normally, uncontrolled and rapid proliferation of certain types of leukocytes may lead to malignant diseases such as leukemias and lymphomas.

     Leukocyte Recruitment. Circulating leukocytes leave the bloodstream and migrate into tissues via a complex set of pathways and molecular interactions. This process is a fundamental part of the human immune system and provides a way for leukocytes to be recruited to areas of infection or damaged tissue. The sequential steps that lead to the recruitment of leukocytes from the blood vessel into tissues begin when selectins, expressed by endothelial cells, momentarily tether passing leukocytes causing them to roll along the vessel wall. If the leukocytes encounter chemokines, a type of chemical signal emanating from an inflammation site, receptors on the surface of the tethered leukocytes will then bind to the chemokines, initiating a series of changes within the leukocytes. Among the changes is the enhanced activity of adhesion receptors called integrins. In the final step, the integrins on the surface of the leukocytes bind to complementary structures called adhesion molecules located on the vessel wall. Once attached, the leukocytes change shape, squeeze through the vessel wall and migrate to the area of increased chemokine concentration at the site of inflammation.

     The process of leukocyte recruitment requires precise regulation. It is essential that the body has exact signals as to when, where and with which type of leukocyte to respond. In many inflammatory and autoimmune diseases, these signals operate at the wrong place or time, leading to improper recruitment and resulting in tissue damage from the release of inflammatory substances, such as cytokines, growth factors and oxygen radicals.

     Chemokines and Chemokine Receptors. Chemokines are a family of proteins produced in many different tissues. The expression of chemokines is increased in response to infection or very early stages of inflammation. Chemokine receptors are members of the G protein-coupled family of receptors located on the outer membrane of the cell and translate a variety of signals from the outside to the inside of the cell. Chemokines bind to these chemokine receptors and activate leukocytes, causing them to migrate toward the source of the chemokine molecule (that is, movement out of the bloodstream and into tissues). Each subset of leukocytes (for example, eosinophils, monocytes, lymphocytes and neutrophils) has distinct types of chemokine receptors that respond to only certain chemokines. Through this discriminating mechanism, the body can control and selectively recruit certain types of leukocytes to mediate an inflammatory process. In addition, certain viruses, such as HIV-1, may use chemokine receptors as a homing mechanism to bind to and infect leukocytes.

     Integrins and Adhesion Molecules. Integrins and adhesion molecules provide another degree of control over leukocyte recruitment pathways. Integrins are a family of proteins comprised of a series of alpha and beta chains that bind to distinct receptors, called adhesion molecules, found on endothelial and other types of cells. Adhesion molecules attract only those leukocytes that have matching integrin molecules and allow for the selective transfer of these leukocytes through the endothelial layer into tissues. A subset of adhesion molecules called addressins is expressed only on certain tissues in response to infection or damage.

THE LEUKOSITE APPROACH: LEUKOCYTE SPECIFIC DRUGS

     LeukoSite is researching and developing drugs to destroy or block the disease-promoting actions of leukocytes. The Company's technology and expertise provide the platform for the identification of novel and proprietary anti-cancer, anti-inflammatory and anti-viral drugs.

     LeukoSite's goal is to discover and develop effective and safe therapeutic drugs that target specific types of leukocyte pathways. Most available drugs that regulate the immune response lack specificity for disease. For example, steroids not only block inflammation but also suppress a variety of necessary immunologic functions. Such non-specific drugs may produce profound universal immunosuppression and can have other side effects. The targets for the Company's discovery and development programs include chemokines, leukocyte cell surface molecules (including chemokine receptors and integrins) and adhesion molecules. This technology provides the basis for the discovery of drugs that work by destroying specific types of leukocytes or blocking the recruitment of specific types of leukocytes into diseased tissues.

     Selective Depletion of Leukocytes. Therapeutic drugs that can selectively eliminate certain leukocytes while sparing hematopoietic stem cells may be useful for the treatment of certain blood cancers and as therapies to reduce rejection of transplanted bone marrow and organs. For example, LDP-03, a humanized lymphocyte-depleting monoclonal antibody, is directed against the CD52 surface antigen expressed on lymphocytes but not on hematopoietic stem cells. Unlike fludarabine and other traditional cytotoxic chemotherapies used to treat lymphomas and leukemias, LDP-03 does not deplete leukocyte-generating hematopoietic stem cells.

     Selective Blockade of Leukocyte Receptor and Recruitment Pathways. Many inflammatory and autoimmune diseases may be caused by dysfunctional chemokine/receptor and integrin/adhesion molecule pathways. LeukoSite has identified a number of these pathways that appear to cause specific inflammatory diseases. The technology platform developed at LeukoSite allows it to discover, clone and characterize novel chemokines, chemokine receptors, integrins and adhesion molecules for the discovery of disease-specific therapeutics.

LEUKOSITE'S DRUG DEVELOPMENT PROGRAMS

     LeukoSite currently has three drugs in human clinical development. These monoclonal antibody programs are based on leukocyte selectivity and tissue specificity.

  LDP-03 (CAMPATH-IH)

     LeukoSite's lead product candidate, LDP-03, is a humanized monoclonal antibody to the leukocyte antigen CAMPATH, which the Company is developing jointly with Ilex Oncology, Inc. ("Ilex") for the treatment of chronic lymphocytic leukemia ("CLL"). The Company licensed LDP-03 from the British Technology Group ("BTG") after reviewing data from Phase I and II clinical trials conducted by Burroughs Wellcome ("BW") showing activity in the treatment of patients with CLL. LDP-03 combats CLL by selectively depleting lymphocytes while sparing hematopoietic stem cells. This selective depletion permits the body to retain needed hematopoietic stem cells that are the precursors to, and repopulate the blood with, leukocytes and preserve normal immune function. LDP-03 binds to the antigen CD52, which is expressed almost exclusively on lymphocytes and which is not expressed on hematopoietic stem cells, and destroys the lymphocytes. By attacking the antigen CD52 and its lymphocytes, LDP-03 is more selective than currently approved drugs for lymphomas and leukemias which indiscriminately deplete rapidly-dividing cells, including both lymphocytes and hematopoietic stem cells.

     CLL patients are presently treated with chlorambucil and fludarabine as first-line or second-line therapy. Despite this course of treatment, all patients not dying of other causes eventually relapse. No approved therapy is available to treat patients who fail therapy with fludarabine. Based on the data from the clinical trials, the Company believes that LDP-03 may be effective for symptomatic CLL patients who have failed the current standard of care and second line therapies.

     LeukoSite entered into a joint venture with Ilex, a drug development company with expertise in the clinical development and registration of oncology drugs, for the clinical development and commercialization of LDP-03. The joint venture has entered into an agreement with Karl Thomae, a contract drug manufacturing company and a subsidiary of Boehringer Ingleheim, for the manufacture of material to be used for clinical trials and commercialization. See "Collaboration Agreements -- Ilex."

     Based on the BW Phase I and II clinical trial data from approximately 75 patients with relapsing or refractory CLL treated with LDP-03, and following discussions with U.S. and European regulatory agencies, the Company and Ilex have decided to file the required IND amendment and European dossiers to begin a single, noncomparative, multi-center pivotal clinical trial in 1998 in 50 to 100 previously treated CLL patients who have failed treatment with fludarabine to support a BLA filing with the FDA. Patient responses will be evaluated based on the National Cancer Institute criteria and other parameters defined by the Company. There can be no assurance that this late-stage clinical trial will be sufficient or provide adequate confirmatory results to support licensure of the LDP-03.

  LDP-01 (anti-beta2 mAb)

     LeukoSite is developing LDP-01, a humanized monoclonal antibody to the beta2 integrin on leukocytes for the prevention of post-ischemic reperfusion injury such as that resulting from organ transplantation, stroke and myocardial infarction. The Company believes that LDP-01 blocks the attachment of beta2 integrins to their adhesion molecules and limits the recruitment of leukocytes involved in the inflammatory process at multiple tissue sites. The beta2 integrin receptor on the surface of leukocytes interacts with specific adhesion molecules on the surface of endothelial cells lining blood vessels. This interaction is essential for leukocytes to migrate into tissues and organs.

     Preclinical trials demonstrate that LDP-01 can block attachment of leukocytes to endothelial cells and inhibit their inflammatory activities. In two models of inflammation in chimpanzees, LDP-01 blocked the recruitment of neutrophils, monocytes and lymphocytes and prevented inflammation. LDP-01 has been administered to three patients in clinical studies sponsored by the Therapeutic Antibody Centre ("TAC"): two for the treatment of vasculitis, an inflammation of blood vessels, and one for the treatment of polymyositis, a severe muscle disease resulting in the weakening of limb and trunk muscles. The results in these patients provided clinical data that LDP-01 inhibited the further recruitment of leukocytes into inflamed tissue.

     Upon the reestablishment of blood flow following transplantation of organs from cadaver donors, leukocytes are recruited to the transplanted organ resulting in tissue injury, organ dysfunction and potentially graft loss. Methods that inhibit leukocyte recruitment following ischemic injury, such as the blockade of beta2 integrins, could be therapeutically beneficial to patients with ischemic disease and to patients receiving organ transplants from cadavers. The use of LDP-01 in the treatment of kidney transplant patients may result in a reduction in the time for the transplanted graft to function and may enhance graft survival. The Company initiated a Phase I/IIa clinical trial in October 1997 in the United Kingdom to determine the safety, efficacy and pharmacokinetics of LDP-01 for the reduction of post-ischemic reperfusion injury and delayed graft function in patients receiving cadaver kidney transplants.

     Stroke is the irreversible loss of brain cells following ischemia, the interruption of blood flow depriving the brain of blood and oxygen. Further damage to brain cells occurs as the result of reperfusion injury by leukocytes when blood flow is reestablished. By inhibiting the recruitment of leukocytes, LDP-01 may decrease the degree of reperfusion tissue damage and the extent of the disability, and could significantly reduce the inpatient and rehabilitation costs associated with this condition. The Company intends, subject to obtaining regulatory approvals, to initiate a Phase I/IIa clinical trial in 1998 in the United Kingdom to determine the safety, efficacy and pharmacokinetics of LDP-01 for the reduction of reperfusion tissue damage associated with ischemic stroke.

  LDP-02 (anti-beta7 mAb)

     LeukoSite is developing LDP-02, a humanized monoclonal antibody to the alpha4beta7 integrin receptor on leukocytes. LDP-02 is being evaluated for the treatment of inflammatory bowel disease, which includes ulcerative colitis and Crohn's disease, chronic disorders characterized by inflammation and ulceration of the intestines. Ulcerative colitis causes bleeding and inflammation of the mucosal lining of the colon and rectum, while Crohn's disease is an inflammation that extends deeper into all layers of the intestinal wall, and frequently involves both the small and large intestine. Preclinical studies in rodents and non-human primates have implicated the alpha4beta7 integrin subset of leukocytes as major contributors to the process of inflammatory bowel disease. The Company initiated a Phase I study of LDP-02 in the United Kingdom in January 1998 and, subject to regulatory approval, plans to begin a Phase I/IIa study in 1998.

     The Company evaluated the murine homologue of LDP-02 before it was humanized and demonstrated pharmacologic activity in three non-human primate models of inflammatory bowel disease, including the colitic cotton-top tamarin monkey. The Company believes that this model represents the most clinically useful model of ulcerative colitis. In this model, when systematically administered, the murine homologue of
LDP-02 was found to be efficacious in rapidly resolving diarrhea and in inhibiting the localization of leukocytes to the colonic mucosa.

     Current therapy for inflammatory bowel disease includes the administration of steroids which can broadly suppress the immune system. LeukoSite will seek to develop intravenous and subcutaneous formulations of LDP-02 for the treatment and management of severe exacerbations of inflammatory bowel disease.

     In December 1997, LeukoSite entered into a collaboration agreement with Genentech, Inc. ("Genentech") to develop and commercialize LDP-02 for the treatment of inflammatory bowel disease. Under the terms of the collaboration agreement, LeukoSite is to develop LDP-02 through Phase II human clinical trials, after which, if successful, Genentech will complete development of the product. See "Collaboration Agreements -- Genentech."

LEUKOSITE RESEARCH AND DRUG DISCOVERY PROGRAMS

     LeukoSite currently has seven research and discovery programs. These chemokine and integrin targeted programs are based on the selective blockade of specific chemokine, chemokine receptor or integrin controlled leukocyte pathways or functions.

  CCR3 Receptor Antagonist

     LeukoSite is engaged in the discovery and development of an orally available, small molecule antagonist to block eosinophil recruitment and function for the treatment of asthma and allergies. Data in animal models and in humans suggest that eosinophils, and their recruitment to the lung and other tissues and organs, play a significant role in the pathogenesis of asthma and other allergies. The Company, in connection with several of its academic collaborators, has identified the principal eosinophil chemokine receptor, CCR3, filed a patent application on the gene that encodes for the receptor and the therapeutic applications of it and has developed a program to discover an antagonist to block the CCR3 receptor and the recruitment of eosinophils to respiratory tract tissue. The Company believes that a drug which blocks the detrimental effects of eosinophil recruitment will reduce the inflammation that contributes to asthma and allergies.

     In July 1996, LeukoSite entered into an agreement with Roche Bioscience for the Company's CCR3 antagonist program. Roche Bioscience is currently screening its compound library against the Company's targets. See "Collaboration Agreements -- Roche Bioscience."

  MCP-1 Receptor Antagonist

     LeukoSite is engaged in the discovery and development of an orally available, small molecule antagonist to the MCP-1 receptor for the treatment of chronic inflammatory and autoimmune diseases. The chemokine MCP-1 recruits monocytes and T cells from the bloodstream to tissues. MCP-1 activates monocytes and T cells by binding to its receptor on the leukocyte cell membranes, often resulting in damage to surrounding tissues and irretrievable loss of normal function. The blockade of the MCP-1 interaction with its receptor may be an effective approach for the treatment of chronic inflammatory and autoimmune diseases in which monocytes and T cells play key roles. In preclinical studies, LeukoSite and others have shown that MCP-1 is associated with the inflammatory processes exhibited in rheumatoid arthritis and atherosclerosis.

     LeukoSite entered into a collaboration agreement with Warner-Lambert Company ("Warner-Lambert") in September 1994 to discover and develop small molecule antagonists to MCP-1 and its receptor. This collaborative effort has identified inhibitors to the MCP-1 receptor which have demonstrated pharmacological activity in animal models of inflammatory disease. This collaboration entered into a second contractual stage in April 1996 with the objective of optimizing the pharmacological profile of these inhibitors and identifying a clinical development candidate. In October 1997, Kyowa Hakko Kogyo, Ltd. ("Kyowa") joined the collaboration on MCP-1. See "Collaboration Agreements -- Warner-Lambert/Kyowa."

  IL-8 Receptor Antagonist

     LeukoSite is engaged in the discovery and development of an orally available, small molecule antagonist to the IL-8 chemokine receptor for the treatment of diseases involving tissue injury that result from post-ischemic reperfusion injury. Myocardial infarction results when blood flow to a region of the heart is blocked as a result of a coronary artery becoming occluded. This blockage results in injury to and death of heart tissue in the affected region. A significant portion of the tissue injury and death is thought to be caused by neutrophil-mediated inflammatory damage. IL-8 is a potent and selective chemokine protein that causes the recruitment and activation of neutrophils, which are responsible for subsequent inflammation and post-ischemic reperfusion injury. The Company's program is directed at the discovery and development of drugs which inhibit the binding of IL-8 to its receptor in order to block the recruitment of neutrophils and to prevent the resulting inflammation and reperfusion injury. LeukoSite currently intends to pursue an IL-8 receptor antagonist for post-ischemic reperfusion tissue injury resulting from myocardial infarction.

     In July 1995, LeukoSite entered into a collaboration agreement with Warner-Lambert to discover and optimize lead candidates using LeukoSite's IL-8 receptor-based technology by screening Warner-Lambert's compound library. In October 1997, Kyowa joined the collaboration on IL-8. See "Collaboration Agreements -- Warner-Lambert/Kyowa."

  CXCR3 Receptor Antagonist and CCR1 Receptor Antagonist

     LeukoSite is engaged in the discovery and development of orally available, small molecule antagonists and monoclonal antibodies to block the leukocyte recruitment pathways controlled by chemokine receptors CXCR3 and CCR1. Ligands for the receptors, specifically the chemokines IP-10 and RANTES, play key roles in recruiting T cells and monocytes to sites of inflammation. LeukoSite is studying the role these receptors play in inflammation with a combination of tools including monoclonal antibodies. Based upon knowledge of the cells which express these receptors, small molecule antagonists may be of therapeutic value in the treatment of chronic inflammatory and autoimmune disease.

     In April 1997, LeukoSite entered into a collaboration agreement with Kyowa to discover small molecule antagonists and monoclonal antibody drugs that block these chemokine receptors. In October 1997, Warner-Lambert joined the collaboration on CXCR3 and CCR1. See "Collaboration Agreements -- Warner-Lambert/Kyowa."

  CCR5/CXCR4 Receptor Antagonist

     LeukoSite is engaged in the discovery and development of a small molecule antagonist to the chemokine receptors CCR5 and CXCR4. Such a drug may be useful in the treatment of patients infected with HIV and as a therapy for certain inflammatory and autoimmune diseases. The CCR5 receptor is found on lymphocytes and macrophages. Reports of people who are resistant to HIV link a deletion in the CCR5 gene and a lack of CCR5 expression to their resistance to the disease. LeukoSite and its collaborators have reported on the molecular mechanism by which the virus binds to the CCR5 receptor and facilitates the entry of HIV-1 into leukocytes.

     In November 1996, LeukoSite entered into a collaboration agreement with Warner-Lambert to discover and optimize small molecule lead candidates using LeukoSite's CCR5 receptor-based technology by screening Warner-Lambert's compound library. In January 1998, LeukoSite and Warner-Lambert announced the extension of the collaboration and its expansion to include the CXCR4 chemokine receptor. See "Collaboration Agreements -- Warner-Lambert."

     Outside its collaboration with Warner-Lambert, the Company has generated monoclonal antibodies to the CCR5 receptor. These antibodies block strains of HIV from binding to and infecting human leukocytes. The Company is currently evaluating these antibodies in preclinical studies to determine future clinical plans.

  beta7 Integrin Receptor Small Molecule Antagonist

     LeukoSite is engaged in the discovery and development of a small molecule antagonist to the alpha4beta7 integrin receptor present on gut-homing T lymphocytes. The goal of this program is to identify a potent orally-active agent for patients with inflammatory bowel disease. In contrast to LDP-02, which is intended to treat acute flares of inflammatory bowel disease, daily administration of the oral beta7 integrin receptor antagonist is intended for patients with mild to moderate inflammatory bowel disease in need of chronic therapy. LeukoSite retains all rights to this program.

     LeukoSite believes that it has a strong rationale for the discovery and development of small molecule beta7 integrin receptor antagonists as a result of observations that monoclonal antibodies to the alpha4beta7 integrin and its receptor, mucosal addressin cell adhesion molecule ("MAdCAM"), produced significant improvements in animal models of inflammatory bowel disease. LeukoSite has made a significant advance in its program by cloning the human gene for MAdCAM, which was disclosed in a U.S. patent application filed on September 1, 1995. As a result of this advance, LeukoSite has obtained important structural information in the design of active beta7 antagonists. The Company screens its own library as well as libraries from the combinatorial chemistry company, Oxford Asymmetry, Ltd., in connection with this program. Under the terms of this agreement, LeukoSite retains all rights under the agreement to commercialize drugs which result from the program between LeukoSite and Oxford Asymmetry, Ltd. The Company has developed a high throughput beta7:MAdCAM cell-based adhesion assay. Using this assay to screen compounds, LeukoSite has identified several active compounds and is investigating the design of optimal drug candidates.

COLLABORATION AGREEMENTS

     LeukoSite has existing collaboration agreements with several pharmaceutical companies, contract manufacturers and medical research institutions, and intends to continue to seek collaboration agreements with additional third parties. The Company structures its collaborations around specified targets, such as chemokines and chemokine receptors or integrins and adhesion molecules, or around targeted objectives, such as the manufacture of a certain monoclonal antibody or small molecule. This approach enables LeukoSite to exploit its drug discovery technologies while retaining flexibility to pursue additional collaborations. As of December 31, 1997, LeukoSite had received $10.2 million under these collaborations for research funding and license fees and will be entitled to receive $12.9 million of additional funding that is not subject to the achievement of milestones (assuming each collaboration remains in effect for its full term). As of December 31, 1997, Warner-Lambert had invested $9.0 million, Roche Finance Ltd had invested $3.0 million and Genentech had invested $4.0 million in equity of the Company.

     LeukoSite's principal existing collaborations are as follows:

  Warner-Lambert/Kyowa

     In October 1997, LeukoSite amended its collaboration agreements with Warner-Lambert and Kyowa to combine the research and development efforts of the three companies around the targets MCP-1, IL-8, CCR1 and CXCR3. Under the terms of the joint research and development agreements, Kyowa becomes the primary marketer of products developed during the collaboration in Asia, and Warner-Lambert is to be the primary marketer of these products in the rest of the world. LeukoSite will receive royalties on product sales, in addition to licensing fees, research funding and milestone payments.

     During the term of the collaboration, Warner-Lambert and Kyowa may become obligated to make milestone payments to the Company. The collaboration agreements with Warner-Lambert are terminable by either party at any time and for any reason upon six months' written notice. In the event of termination, each party would retain a non-exclusive license to use all technology arising from the respective collaboration, and an exclusive royalty-free license to make and sell products incorporating such technology. Warner-Lambert will receive a credit against royalties payable to LeukoSite of approximately $3.9 million. Under the collaboration agreement with Kyowa, Kyowa is obligated to provide the Company with research funding payments and an additional payment if Kyowa elects to extend the term of the agreement beyond its initial two year term. After April 1998, Kyowa may terminate its obligation upon 60 days' notice, upon which Kyowa's funding obligation to the Company would also terminate.

  Warner-Lambert

     In November 1996, LeukoSite and Warner-Lambert entered into a one-year exclusive drug discovery collaboration to screen and characterize antagonists to the CCR5 chemokine receptor (the "CCR5 Agreement"). The CCR5 Agreement contemplates two phases: the initial research phase, and a second phase which would involve the negotiation of a new collaboration agreement similar to the MCP-1 and IL-8 Agreements described above. In January 1998, LeukoSite and Warner-Lambert announced the extension of their collaboration and its expansion to include the CXCR4 chemokine receptor. Warner-Lambert has the worldwide, exclusive right under the collaboration agreement to develop and commercialize products derived from the collaboration. LeukoSite will be entitled to receive payments upon the achievement of milestones. LeukoSite has retained the option to co-promote products in North America and share a portion of the profits from such sales, based on LeukoSite's level of participation and financial support of the development of the product in North America. In the event that LeukoSite declines to exercise its option to co-promote, LeukoSite would be entitled to receive royalties on product sales.

  Roche Bioscience

     In April 1996, LeukoSite entered into a two-year collaboration agreement with Roche Bioscience to research and discover small molecule antagonists and/or monoclonal antibodies to the CCR3 receptor and other eosinophil recruitment mechanisms (the "CCR3 Agreement"). Roche Bioscience is obligated under the CCR3 Agreement to provide funding to the Company to support (i) a team of scientist-employees of the Company, (ii) humanization of monoclonal antibodies to CCR3 and (iii) additional research if the parties mutually agree to extend the CCR3 Agreement to a third year. In conjunction with the CCR3 Agreement, the parties also entered into a license agreement (the "CCR3 License Agreement"), whereby Roche Bioscience is granted the exclusive right to make and sell products developed under the collaboration in exchange for a noncreditable license fee. The CCR3 License Agreement also provides that milestone payments shall be made by Roche to LeukoSite and that LeukoSite is entitled to receive royalties on product sales.

  Ilex

     In May 1997, LeukoSite and Ilex entered into a joint venture whereby the parties formed a limited partnership to develop LDP-03 for the treatment of chronic lymphocytic leukemia, pursuant to an agreement of limited partnership and a license agreement between the LeukoSite/Ilex partnership and LeukoSite. The partners are required to make contributions each time the partnership requires working capital. The development and commercialization activities of the joint venture will be managed with equal control by each party. LeukoSite and Ilex will generally share equally in profits from the sales of LDP-03 and in all research, development, clinical and commercialization costs. LeukoSite and Ilex estimate that research, development and clinical costs will be approximately $5 million over the next year. The joint venture expires in 2017, but provides for either partner, after the earlier of a change in control (as defined therein) of the other partner or October 2, 2000, to purchase the other partner's ownership of the joint venture in the event of an unresolved deadlock. In addition, in the event that one party is unable or unwilling to fulfill its funding obligations to the joint venture, then, in certain circumstances, the party that funds the joint venture shall gain control of the management of the joint venture, subject to certain catch-up rights of the other party.

  Genentech

     In December 1997, LeukoSite entered into a collaboration agreement with Genentech to develop and commercialize LDP-02 for the treatment of inflammatory bowel disease (the "LDP-02 Agreement"). Under the terms of the LDP-02 Agreement, LeukoSite is to develop LDP-02 through Phase II clinical trials. If the Phase II clinical trials are successful, Genentech will complete the development of the product and will receive exclusive worldwide rights to market LDP-02. If a product is successfully developed, LeukoSite is entitled to receive milestone payments and royalties on product sales. In addition, Genentech has agreed to provide two credit facilities. The first credit facility will be for approximately $15 million and will fund development through the completion of Phase II. The second credit facility will be available to LeukoSite if it agrees to fund 25% of the Phase III development costs in return for a share of profits on U.S. sales. If LeukoSite elects to share in the funding of the Phase III development costs, it will receive a share of the profits of LDP-02 rather than receiving royalties on sales.

     The two credit facilities can be either repaid by the Company or converted into shares of Common Stock at the then market value of the Common Stock. The credit facilities are repayable at the earlier of 7 years or upon the approval of a BLA for LDP-02. If the size of the loan exceeds 50% of LeukoSite's market capitalization, Genentech has the right to convert all of the loan or the portion of the outstanding loan that is in excess of 50% of LeukoSite's market capitalization into shares of Common Stock at the then current market price. In addition, in the event that any such conversion would require LeukoSite and Genentech to file notification pursuant to the Hart-Scott-Rodino Act, Genentech may require LeukoSite to convert part or all of the loan into shares of Series A Convertible Preferred Stock instead of into Common Stock. The Series A Convertible Preferred Stock will have a liquidation preference of $.01 per share and no voting rights, and will be junior to any other class of Preferred Stock. In addition, the Series A Convertible Preferred Stock will be convertible into shares of Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends and recapitalization.

     The LDP-02 Agreement may be terminated by Genentech at any time after one year upon nine months prior written notice. Upon termination by Genentech, all rights to LDP-02 shall revert to LeukoSite, and LeukoSite shall receive a non-exclusive license to certain Genentech technology. In addition, upon optional termination of the LDP-02 Agreement by Genentech, the credit facilities shall continue to be repaid in accordance with their terms, and the warrant issued to Genentech, to the extent not previously exercised, shall terminate.

  Therapeutic Antibody Centre

     In October 1994, LeukoSite, the University of Oxford and the U.K. Medical Research Council ("MRC") entered into a collaboration agreement to jointly construct and operate the TAC, a pharmaceutical discovery, testing and manufacturing center. Under the terms of the collaboration, MRC and LeukoSite contribute toward funding the cost of staffing, equipment, facility construction and other operating expenses of the TAC. The Company retains an exclusive worldwide right to license technology discovered at the TAC in exchange for royalties payable to the University of Oxford and MRC. The collaboration expires five years after the TAC is fully operational.

  Other Collaboration Agreements

     In addition, the Company has collaboration agreements in effect with The Imperial College of Science, Technology and Medicine; Lynxvale, Ltd.; Oxford Asymmetry, Ltd.; the National Heart and Lung Institute; the Theodor Kocher Institute and the University of Oxford.

PATENTS AND PROPRIETARY RIGHTS

     The Company's strategy is to protect its intellectual property related to processes and compositions of matter by, among other things, filing patent applications in the United States and other key markets. LeukoSite has 19 pending U.S. patent applications, 14 foreign patent applications and nine international patent applications under the Patent Cooperation Treaty ("PCT"). In addition, LeukoSite has in-licensed seven U.S. patents, 12 U.S. patent applications, seven foreign patents and 13 foreign patent applications.

     In addition, LeukoSite has an exclusive license from BTG under United States and foreign patents and patent applications, variously covering certain humanized antibodies against the CAMPATH antigen, pharmaceutical compositions, host cells useful in the production of such antibodies, processes of producing such antibodies and medical uses of such antibodies. The Company also has a non-exclusive sublicense from BTG under additional U.S. and foreign patents and patent applications, including U.S. patents which cover a method of treating a human suffering from a disease or disorder, such as a cancer or a T cell-mediated disorder.

     The Company's product candidates LDP-01, LDP-02 and LDP-03 are recombinant humanized, complementarity determining region ("CDR")-grafted, monoclonal antibodies. The Company is aware that patents have been issued in the United States to third parties which relate to processes for producing recombinant antibodies, compositions such as vectors and host cells useful in the production of recombinant antibodies, CDR-grafted humanized antibodies, processes for producing CDR-grafted humanized antibodies and compositions such as vectors and host cells useful in the production of CDR-grafted humanized antibodies. Patents have also been granted to these parties in Europe, but the European patents have been opposed by third parties. The Company may be required to seek licenses under these patents for its humanized antibody products.

     The Company is also aware of patents which have been issued to a third party in the United States and Europe variously relating to "chimeric" immunoglobulins and immunoglobulin chains, processes for production of such chimeric molecules and compositions such as vectors and host cells useful in the production of chimeric molecules. The European patent has been opposed by third parties and a decision by the Opposition Division revoking this patent has been appealed, which reinstates the patent during the appeal process. The Company, based on the analysis of Hamilton, Brook, Smith & Reynolds, P.C., the Company's patent counsel, believes that, properly construed, the United States claims do not cover the Company's LDP-01, LDP-02 or LDP-03 product candidates. It is uncertain whether any claims in the European patent will survive, or if they do, whether such claims will cover the Company's product candidates.

     The Company is also aware of patents which have been issued to third parties in the United States and/or Europe variously relating to certain humanized immunoglobulins, pharmaceutical compositions comprising such immunoglobulins, methods of producing such humanized immunoglobulins, compositions such as nucleic acids, vectors and host cells useful in the production of such humanized immunoglobulins and methods of using of modified humanized immunoglobulins. The European patents in these areas have also been opposed by third parties. The Company, based on the analysis of Hamilton, Brook, Smith & Reynolds, P.C., the Company's patent counsel, believes that, properly construed, the U.S. patent claims do not cover the Company's LDP-01 and LDP-03 product candidates. The Company is uncertain about the validity and scope of claims which have issued in the United States. If it is finally determined that one or more valid claims do encompass LDP-02, the Company will be required to seek a license or cease development, manufacture and sale of such product. It is uncertain whether any claims in the European patents will survive the opposition proceedings, or if they do, whether such claims will cover the Company's product candidates.

     The Company is also aware of other third party published applications relating to altered antibodies, methods of use of altered antibodies and methods of production of altered antibodies. To the Company's knowledge, neither these applications nor possible unpublished counterpart applications have proceeded to grant in Europe or have issued as U.S. patents. There can be no assurance that the Company will not be required to seek a license to some or all of the patents which might issue from these patent applications.

     The Company may be required to seek or choose to seek licenses to some or all of these or other patents in order to develop and commercialize certain product candidates or potential products incorporating the Company's technology in the United States, Europe and other markets. There can be no assurance that such licenses, if required, will be available to the Company, or if available, will be obtainable on commercially acceptable terms, and the failure to obtain such licenses could have a material adverse effect on the Company. In the absence of required licenses, the patent owners may obtain an injunction, which could prevent the manufacture, sale and use of the Company's products, with material adverse effects on the Company. In addition, assuming such patents are valid and enforceable, the Company can provide no assurances that, if enforcement actions are brought by the patent owners against the Company, such actions would be resolved in the Company's favor. The Company may also choose to challenge the validity of one or more patents or patent claims. Any such action or challenge could result in substantial costs to the Company and diversion of Company resources and could have a material adverse effect on the Company. Moreover, there can be no assurance that the Company would be successful in defending against an infringement action or in challenging any such patents or patent claims, and the failure to do so could have a material adverse effect on the Company. If the Company does not obtain any required license, it could encounter delays in product development while it attempts to design around the patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

     Patent law, as it relates to inventions in the pharmaceutical and biotechnology fields, is still evolving and involves complex legal and factual questions for which legal principles are not firmly established. Moreover, because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications in certain other countries generally are not published until more than eighteen months after the earliest priority date claimed, (iii) publication of technological developments in the scientific or patent literature often lags behind the date of such developments and (iv) searches of prior art may not reveal all relevant prior inventions, the Company cannot be certain that it was the first to invent the subject matter covered by its patent applications or that it was the first to file patent applications for such inventions. Accordingly, there can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future. Similarly, the Company cannot be certain that the inventors of the subject matter covered by applications which the Company has licensed were the first to invent, or that the applicants of applications licensed by the Company were the first to file. Accordingly, there can be no assurance that patents will be granted with respect to any of the Company's pending licensed patent applications or with respect to any future applications subject to a license.

     The commercial success of the Company will depend in part on not infringing patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain a license to any third party technology it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to technology that it may require to utilize its technologies or commercialize its products may have a material adverse effect on the Company's business, operating results and financial condition. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to and diversion of resources by the Company and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that efforts to assert or defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. To protect its rights to and to maintain the confidentiality of trade secrets and proprietary information, the Company requires employees, consultants and Scientific Advisory Board and Clinical Advisory Board members to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements prohibit the disclosure of confidential information outside the Company and require disclosure and assignment to the Company of certain ideas, developments, discoveries and inventions made by employees, advisors and consultants. There can be no assurance, however, that these agreements will not be breached or that the Company's trade secrets or proprietary information will not otherwise become known or developed independently by others.

GOVERNMENT REGULATION

     Overview of FDA Regulations. Non-biological drugs and biological drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the Food and Drug Administration (the "FDA"), and by state and local governments. If these products are marketed abroad, they also are subject to export requirements and to regulation by foreign governments. The applicable regulatory clearance process, which must be completed prior to the commercialization of a product, is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary regulatory approvals on a timely basis, if at all, for any of its products under development, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     FDA requirements for the Company's products under development vary depending upon whether the product is a non-biological drug or biological drug. The Company believes that its monoclonal antibody products currently in human clinical or late preclinical development (i.e., LDP-03, LDP-01 and LDP-02) will be regulated by the FDA as biological drugs. Because of the early research and development stages of its small molecule antagonist program, the Company is uncertain as to whether products under development in its small molecule antagonist program will be regulated as non-biological drugs or biological drugs.

     Regulation of Non-biological Drugs and Biological Drugs. Non-biological drugs and biological drugs are subject to some of the same laws and regulations. Ultimately, however, they are approved under different regulatory frameworks. Product development and approval within either regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many non-biological drugs and biological drugs that initially appear promising ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulations will not arise at any stage of the Company's product development that may affect approval, delay the submission or review of an application or require additional expenditures by the Company.

     The activities required before a new non-biological drug or biological drug can be marketed in the United States primarily begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. Many preclinical studies are regulated by the FDA under the current Good Laboratory Practice ("GLP") regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated if the data are to be submitted to the FDA in support of a marketing application.

     The entire body of preclinical development work necessary to administer investigational non-biological drugs and biological drugs to human volunteers or patients is summarized in an investigational new drug ("IND") application submitted to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product.

     Clinical testing involves the administration of the investigational non-biological drug or biological drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA reviewed protocol. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB") at each of the institutions at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety, in one or more dosages, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed sites. A clinical plan, or "protocol," accompanied by the approval of an IRB, must be submitted to the FDA prior to commencement of each clinical trial. All patients involved in the clinical trial must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuance of a clinical trial at any time for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

     A company seeking FDA approval to market a new non-biological drug (in contrast to biological drug) must file a new drug application ("NDA") with the FDA. In addition to reports of the preclinical and clinical trials conducted under the FDA-approved IND application, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, detail on the manufacture of finished products and proposed product packaging and labeling. In addition to reports of the preclinical and clinical trials conducted under the FDA-authorized IND application, the marketing application includes evidence of the product's safety, purity, potency, and efficacy.

     The FDA has established procedures designed to expedite the development, evaluation and marketing of therapies intended to treat persons with cancer, AIDS or other life-threatening and severely-debilitating illnesses, especially when no satisfactory alternative therapy exists. Sponsors of such products may request to meet with the FDA-reviewing officials early in the drug development process to review and reach agreement on the design of necessary preclinical and clinical studies. Treatment of patients with an experimental non-biological or biological drug also may be allowed under a Treatment IND before general marketing begins and pending FDA approval. Charging for an investigation product also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. There can be no assurance that any of the Company's products under development will qualify for expedited review or for treatment use.

     Traditionally, a company seeking FDA approval to market a biological drug (in contrast to a non-biological drug) was required to file a product license application ("PLA"), and an establishment license application ("ELA") with the FDA before commercial marketing of a biological drug. As part of its reinventing government materials, the FDA amended the biological drug regulations to eliminate the ELA requirements for specified biotechnology and synthetic biological drugs, including, but not limited to, monoclonal antibody products for in vivo use. For these specified products, in place of the ELA a company is required to prepare and submit additional information for inclusion in a single biologics license application ("BLA").

     Submission of a NDA, PLA, ELA or BLA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of non-biological drugs and biological drugs for life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product.

     In addition, the FDA may, in some circumstances, impose restrictions on the use of the non-biological drug or biological product that may be difficult and expensive to administer. Product approval may be withdrawn if compliance with regulatory requirements are not maintained or if problems occur after the product reaches the market. The FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved non-biological drug or biological product.

     The product testing and approval process is likely to take a substantial number of years and involves expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA also may require postmarket testing and surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a prescription non-biological drug or biological product may only be marketed for the approved indications in the approved dosage forms and at the approved dosage. Adverse experiences with the product must be reported to the FDA.

     Under the Orphan Drug Act, a sponsor of a marketing application may seek to obtain a seven-year period of marketing exclusivity for a non-biological or biological drug intended to treat a rare disease or condition (i.e., a disease or condition that occurs in fewer than 200,000 patients). Before a product can receive marketing exclusivity associated with orphan product status, it must receive orphan product designation. If a product is designated as an orphan drug or biologic by the FDA and it is the first FDA approved application of the specified indication, the sponsor receives seven years of marketing exclusivity. The Company intends to seek FDA orphan product designation for LDP-03 for the treatment of chronic lymphocytic leukemia. Even if such designation is sought, the FDA may not grant it. Moreover, even if the Company does receive orphan product designation for LDP-03 or any of its other products under development, other companies also may receive orphan designation and obtain the FDA marketing approval before the Company obtains such approval. If another company obtains marketing approval first and receives seven-year marketing exclusivity, the Company would not be permitted by the FDA to market the Company's product in the United States during the exclusivity period. In addition, the Company could incur substantial costs in asserting any rights to prevent such uses it may have under the Orphan Drug Act. If the Company receives seven-year marketing exclusivity, FDA may rescind the period of exclusivity under certain circumstances, including failure of the Company to assure a sufficient quantity of the drug.

     Foreign requirements. In addition to the applicable FDA requirements, if the Company attempts to sell its products overseas, the Company will be subject to foreign regulatory authorities governing clinical trials, approvals and product sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. Under certain conditions, however, an unapproved non-biological or biological drug may be exported to any country if the product complies with the laws of that country and has valid marketing authorization in Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, or in any country in the European Union ("EU") or the European Economic Area.

     In Europe, the clinical trial approval process varies from country to country, ranging from simple notification of intent to conduct a clinical trial to a complete and lengthy approval process. The Company's success in obtaining FDA approval of an IND application does not ensure clinical trial approval in Europe, which must be pursued individually in each country in which the Company intends to conduct clinical trials. The clinical trial approval process in the United Kingdom where the Company conducted clinical trials in 1997, is a rigidly time-limited process depending upon acceptance by the regulatory authority in the United

Kingdom of an information summary containing details regarding the chemistry, pharmacy and toxicology of the drug compressed into a 50-60 page document. Approval by the regulatory authority in the United Kingdom, which must be given or refused within 35 days, gives the applicant broad freedom to conduct trials in different centers within the pre-agreed conditions of a usage guideline.

     Unlike the highly individual approach to approval of clinical trials which varies in Europe from country to country, the product registration system in the EU combined with those of other European nations have been harmonized. After 1998, all non-biological and biological products which are to be marketed in more than one EU member state must be approved either through the centralized or decentralized (mutual recognition) procedure. Use of the centralized process is compulsory for biotechnology products, such as the Company's monoclonal antibody products, and is available upon request for other innovative new products. The centralized procedure involves the submission of an application to a central authority, the European Agency for the Evaluation of Medicinal Products ("EMEA") based in London, evaluation of the application by two of the member states appointed as Rapporteurs and agreement by all other member states through the decision of a delegate committee, the Committee on Proprietary Medicinal Products ("CPMP"). In general, the total time required for product approval ranges between one and two years. Product approval permits the applicant to commercialize the product with a single set of indications and contraindications throughout the European market.

     Preconceived attitudes toward acceptable indications for a particular non-biological or biological drugs may vary among member states and those indications agreed upon by the CPMP may represent the compromise that could be agreed upon by all members. Therefore, there can be no assurance that the indications for use for which the Company initially seeks marketing approval will be the same as those that are finally approved by the CPMP. In addition, there can be no assurance that the CPMP will accept the same clinical end points as the FDA in proving efficacy. There can be no assurance that any application the Company submits to the EMEA will be approved on a timely basis, or at all, and failure of the Company to obtain marketing authorization in Europe for any of its products could have a significant adverse effect on the Company's business, financial condition and results of operations.

     Other Regulations. The Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, the experimental use of animals and the disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a materially adverse effect upon the Company's business, financial condition and results of operations.

MANUFACTURING AND SUPPLY

     The Company currently has no manufacturing facilities or staff for clinical or commercial production of any monoclonal antibodies or small molecule antagonists. The Company intends to rely initially on third parties to manufacture certain of its product candidates for development, preclinical and clinical trials and commercialization, if any. The monoclonal antibodies LDP-01 and LDP-02 will be manufactured for preclinical and early clinical trials in collaboration with the TAC. The TAC has the capacity to produce these monoclonal antibodies in sufficient quantity and of sufficient quality to support these trials. The Company and Ilex have entered into an agreement with Karl Thomae, a contract manufacturer and a subsidiary of Boehringer Ingleheim, for the production of LDP-03 for some or all of the clinical trial production.

     The Company expects that its collaborative partners will manufacture products for clinical development and commercialization. Under the Company's collaboration agreements with Warner-Lambert, Roche Bioscience, Kyowa and Genentech, the collaborative partners have the exclusive right under the collaboration agreements to manufacture products that result from their programs.

COMPETITION

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. While the Company believes that several of the drugs which may result from its research and development efforts may be utilized in combination with existing drugs to treat specific diseases (such as LDP-01 used in conjunction with t-PA or heparin and LDP-03 used in conjunction with or following fludarabine), there can be no assurance that patients, physicians or manufacturers of such existing drugs will view any of the drugs that may be developed by the Company as complementary rather than competitive. Many of the Company's potential competitors have greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance the financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete or noncompetitive.

     In addition, some of the Company's competitors have greater experience than the Company in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

EMPLOYEES

     As of March 6, 1998, the Company had 67 full-time employees, of whom 21 hold Ph.D. or M.D. degrees. Of the Company's total work force, 58 are engaged in research and development activities and nine are engaged in business development, finance and administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their ages as of December 31, 1997, are as follows:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Christopher K. Mirabelli, Ph.D. .......  42    Chairman of the Board of Directors,
                                               President and Chief Executive Officer
Augustine Lawlor.......................  40    Vice President, Corporate Development
                                               and Chief Financial Officer
Walter Newman, Ph.D. ..................  52    Vice President, Research and Discovery
Lee Brettman, MD. .....................  50    Vice President, Pharmaceutical Develop-
                                               ment: Clinical Development and Medical
                                               Affairs
Douglas Ringler, V.M.D. ...............  40    Vice President, Pharmaceutical Develop-
                                               ment: Preclinical Development and
                                               Laboratory Operations
Jay Luly, Ph.D. .......................  40    Vice President, Drug Discovery

     Dr. Mirabelli has served as Chairman of the Board of Directors, President and Chief Executive Officer since July 1993. Dr. Mirabelli was a founder of Isis Pharmaceuticals, Inc., a biotechnology company, where he served as Executive Vice President from 1992 to 1993, Senior Vice President of Research and Preclinical Development from 1991 to 1992, and Vice President of Research from 1989 to 1991. From 1981 to 1989, Dr. Mirabelli served in various positions at SmithKline & French Laboratories, most recently as Director of Molecular Pharmacology. Dr. Mirabelli received his B.S. in Biology from the State University of New York at Fredonia and his Ph.D. in Pharmacology from Baylor College of Medicine.

     Mr. Lawlor has served as Vice President, Corporate Development and Chief Financial Officer since February 1997. From 1995 to 1997, he served as Chief Financial Officer at Alpha-Beta Technology, Inc., a biotechnology company. From 1993 to 1995, Mr. Lawlor served as Chief Financial Officer at BioSurface Technology, a biotechnology company. From 1989 to 1993, he served as Chief Financial Officer at Armstrong Pharmaceuticals, Inc., a biotechnology company. Mr. Lawlor received his B.A. from the University of New Hampshire and his M.P.P.M. from the Yale School of Organizational Management.

     Dr. Newman has served as Vice President, Research and Discovery since June 1996. Dr. Newman served the Company as Senior Director, Research from 1994 to 1996, and as a Director, Research from 1993 to 1994. From 1986 to 1993, he served as Chief Scientist at Otsuka America Pharmaceuticals, a biotechnology company, and leader of the Endothelial Cell Biology Group. Dr. Newman received both his B.A. in Chemistry and his Ph.D. in Immunochemistry from Columbia University.

     Dr. Brettman has served as Vice President of Pharmaceutical Development:
Clinical Development and Medical Affairs since June 1996. From 1995 to 1996, he served the Company as Senior Director, Clinical Development. From 1993 to 1995, Dr. Brettman served as Head of Clinical Research at Vertex Pharmaceuticals, Inc., a biotechnology company. From 1990 to 1993, he served first as Associate Director of the Anti-Infectives Group at the Robert Wood Johnson Pharmaceutical Research Institute and then as the Director of Anti-Infectives Research at Schering Plough Company, a pharmaceutical company. Dr. Brettman received his B.S. in Biology from the Massachusetts Institute of Technology and his M.D. from Baylor College of Medicine.

     Dr. Ringler has served as Vice President of Pharmaceutical Development:
Preclinical Development, Laboratory Operations and Experimental Therapies since June 1996. Dr. Ringler served the Company as Senior Director, Preclinical Development from 1994 to 1996, and Director of Experimental Therapeutics from 1993 to 1994. From 1985 to 1993, he served in various positions at Harvard Medical School, including Associate Professor and Chairman of the Division of Comparative Pathology. Dr. Ringler received both his B.A. in Biology and his V.M.D. from the University of Pennsylvania.

     Dr. Luly has served as Vice President, Drug Discovery since June 1997. From 1996 to 1997, Dr. Luly served as Director, Immunoregulation Research and research fellow at Abbott Laboratories, a health care company. From 1993 to 1995, Dr. Luly served as senior project leader and research fellow at Abbott Laboratories. From 1990 to 1993, he served as project leader and associate research fellow at Abbott Laboratories. Dr. Luly received his B.S. from the University of Illinois and his Ph.D. in Organic Chemistry from the University of California, Berkeley.

RISK FACTORS

     Stockholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors, in addition to the other information appearing in this Annual Report on Form 10-K.

     Early Stage of Product Development; Absence of Developed Products. The Company's research and development programs are at an early stage of development, and the Company does not expect that any drugs resulting from its or its collaborative partners' research and development efforts will be commercially available for several years, if at all. The Company has not completed clinical development of any of its monoclonal antibody products and has not optimized any small molecule lead compound or selected any small molecule drug candidates. Any drug candidates developed by the Company will require significant additional research and development efforts, including extensive preclinical (animal and in vitro) and clinical testing as well as regulatory approval to begin testing in humans. The Company has limited experience in conducting preclinical and clinical trials. Furthermore, the results obtained in preclinical trials are not necessarily indicative of results that will be obtained in later stages of preclinical development or in human clinical testing. In addition, the Company's potential drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the possibilities that no drug candidate will be found safe or effective, or will otherwise meet applicable regulatory standards or receive the necessary regulatory clearances. There can be no assurance that these drug candidates, if safe and effective, will be developed into commercially viable drugs, will be economical to manufacture or produce on a large scale, will be successfully marketed or will achieve customer acceptance. Furthermore, the Company's potential drug candidates are subject to the risks that the proprietary rights of third parties will preclude the Company from marketing such drugs or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable drugs would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's potential drug candidates are also subject to the risk of delays in development resulting from various factors, many of which are beyond the control of the Company. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical trials and other product development activities. Furthermore, the Company is relying on its collaborative partners to fund a substantial portion of its research operations and clinical trials over the next several years. Failure by the Company to continue to fund product development activities and clinical trials at anticipated levels would result in delays in product development. The Company's product candidates are subject to extensive and rigorous government regulation. Delays in receipt of regulatory approvals or failure to receive such approvals at all would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Collaborative Partners. A key element of the Company's strategy is to accelerate certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaboration agreements with major pharmaceutical companies. The Company has entered into collaboration agreements with Warner-Lambert, Roche Bioscience, Kyowa and Genentech. Under the Company's collaboration agreements with Warner-Lambert, Roche Bioscience and Kyowa, the Company's collaborative partners have the right, but are not obligated, to conduct preclinical and clinical trials of compounds developed during their collaboration with the Company and to develop and commercialize any drug candidates resulting from their collaboration. Under the Genentech collaboration agreement, Genentech has the right, but not the obligation, to conduct Phase III clinical trials of LDP-02. The collaboration agreements allow the Company's collaborative partners significant discretion in electing whether to pursue the development of any potential drug candidates. As a result, the Company cannot control the amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company. The Company's receipt of revenues from drug development milestones or royalties, co-promotion rights or profit-sharing on sales under the collaboration agreements is dependent upon the activities and the development, manufacturing and marketing resources of its collaborative partners. There can be no assurance that such partners will pursue the development and commercialization of compounds resulting from the collaboration, that any such development or commercialization would be successful, or that the Company would derive any revenue from such arrangements. Moreover, certain drug candidates discovered by the Company may be competitive with its partners' drugs or drug candidates. Accordingly, there can be no assurance that the Company's collaborative partners will proceed with the development of LeukoSite's drug candidates or that they will not pursue their existing or alternative technologies in preference to LeukoSite's drug candidates. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently or with third parties drugs that compete with drugs of the types contemplated by the Company's collaboration agreements, or that disagreements over rights or technology or other proprietary interests will not occur. Disagreements between the Company and its collaborative partners could lead to delays in research or in the development and commercialization of certain product candidates, or could require or result in litigation or arbitration, which could be time-consuming and expensive. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is relying on its collaborative partners to fund a substantial portion of its research operations and clinical trials over the next several years. Although each of the collaboration agreements may be extended past its current term, there can be no assurance that these contracts will be extended or renewed, or that any renewal, if made, will be on terms favorable to the Company. Each of the collaboration agreements is terminable by either party upon breach by the other party. Moreover, each of the collaboration agreements with Warner-Lambert may be terminated at any time and for any reason upon six months written notice. The collaboration with Kyowa may be terminated after April 1998 with 60 days notice. The collaboration with Genentech may be terminated after December 1998 upon nine months notice. Consequently, there can be no assurance that any of the collaboration agreements will remain in effect for its expected term. If any of the collaborative partners terminates or breaches its agreement with the Company, or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of any drug candidate or research program under the collaboration agreement with such partner could be delayed or terminated, or the Company may be required to undertake unforeseen additional responsibilities or to devote unbudgeted additional resources to such development or commercialization and could have a material adverse effect on the Company's business, financial condition and results of operations.

     History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability. The Company has incurred a net operating loss every year since its inception in May 1992, and had an accumulated deficit of approximately $32.6 million through December 31, 1997. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical trials and the funding of development activities under the joint venture with Ilex. In the next few years, the Company's revenues are expected to be limited to any research support and milestone payments it may receive under the collaboration agreements and any amounts received under other research or drug development collaborations that the Company may establish. There can be no assurance, however, that the Company will be able to establish any additional collaborative relationships on terms acceptable to the Company or maintain in effect the current collaboration agreements or achieve the milestones that are required for the Company to receive funds from its current collaborative partners. The Company's ability to generate revenue or achieve profitability is dependent in part on its or its collaborative partners' ability to complete the development of drug candidates successfully, to obtain regulatory approvals for drug candidates and to manufacture and commercialize any resulting drugs. There can be no assurance that the Company will ever successfully identify, develop, commercialize, manufacture and market any products, obtain required regulatory approvals or achieve profitability.

     Substantial Additional Financing Requirements; Uncertainty of Available Funding. The Company will require substantial additional funds in order to finance its drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities and prosecute and defend its intellectual property rights. The Company depends upon its collaborative partners for research and clinical trials funding. There can be no assurance that the Company will continue to receive funding under its existing collaboration agreements, or that existing and potential collaboration agreements will be sufficient to fund the Company's operating expenses.

     The Company intends to seek such additional funding through public or private financing or collaboration or other arrangements with collaborative partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any sources or, if available, will be available on acceptable terms.

     Impact of Extensive Government Regulation. The Company's products under development are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. If these products are marketed abroad, they will also be subject to export requirements and to regulation by foreign governments. The applicable regulatory clearance process, which must be completed prior to the commercialization of a product, is lengthy and expensive. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Product development and approval to meet FDA regulatory requirements takes a number of years, involves the expenditure of substantial resources and is uncertain. Many products that initially appear promising ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulations will not arise at any stage of the Company's product development that may affect approval, delay the submission or review of an application or require additional expenditures by the Company.

     It is uncertain if and when the Company, independently or with its collaborative partners, will submit any marketing applications for any of its monoclonal antibodies or small molecule antagonists under development for any indications. There can be no assurance that any studies will be completed or, if completed, will demonstrate that the products are safe and effective for their intended uses, or that required approval will be granted by FDA on a timely basis, or at all, for any of these products for any studied indications.

     All of the Company's product candidates will require FDA and foreign government approvals for commercialization, none of which have been obtained. The Company and Ilex are required to file an IND with the FDA before beginning clinical trials of LDP-03 in the United States. The Company intends to commence trials of its LDP-01 and LDP-02 product candidates in the United Kingdom and to continue to perform preclinical and clinical trials abroad, subject to receipt of required regulatory approvals. There can be no assurance that as a result of a request from the FDA or otherwise, the Company would not be required to repeat certain or all of such trials in the United States, which would increase the time and expense required to obtain approval.

     The effect of government regulation may be to delay marketing of the Company's products under development for a considerable or indefinite time, impose costly procedural requirements upon the Company's activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect the Company's marketing strategy as well as the Company's ability to generate revenue from commercial sales. Failure of the Company to obtain marketing approval of any of its products on a timely basis, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Relating to Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its drug candidates and processes, preserve its trade secrets and operate without infringing the proprietary rights of third parties. Considerable importance is placed on obtaining patent and trade secret protection for significant new technologies, products and processes. There can be no assurance that any patents will issue from any of the patent applications owned by, or licensed to, the Company. Further, there can be no assurance that any rights the Company may have under issued patents will provide the Company with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of the Company is highly uncertain and involves complex legal and factual questions. There can be no assurance that any existing or future patents issued to, or licensed by, the Company will not subsequently be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. In addition, patents may have been granted, or may be granted, covering products or processes that are necessary or useful to the development of the Company's drug candidates. If the Company's drug candidates or processes are found to infringe upon the patents, or otherwise impermissibly utilize the intellectual property of others, the Company may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, or at all. In such event, the Company's development, manufacture and sale of such drug candidates could be severely restricted or prohibited. There has been significant litigation in the pharmaceutical and biotechnology industry regarding patents and other proprietary rights. If the Company becomes involved in litigation regarding its intellectual property rights or the intellectual property rights of others, the potential cost of such litigation and the potential damages that the Company could be required to pay could be substantial.

     The Company's product candidates LDP-01, LDP-02 and LDP-03 are recombinant humanized, complementarity determining region ("CDR")-grafted, monoclonal antibodies. The Company is aware that patents have been issued in the United States to third parties which relate to processes for producing recombinant antibodies, compositions such as vectors and host cells useful in the production of recombinant antibodies, CDR-grafted humanized antibodies, processes for producing CDR-grafted humanized antibodies and compositions such as vectors and host cells useful in the production of CDR-grafted humanized antibodies. Patents have also been granted to these parties in Europe, but the European patents have been opposed by third parties. The Company may be required to seek licenses under these patents for its humanized antibody products.

     The Company is also aware of patents which have been issued to a third party in the United States and Europe variously relating to "chimeric" immunoglobulins and immunoglobulin chains, processes for production of such chimeric molecules and compositions such as vectors and host cells useful in the production of chimeric molecules. The European patent has been opposed by third parties and a decision by the Opposition Division revoking this patent has been appealed, which reinstates the patent during the appeal process. The Company, based on the analysis of Hamilton, Brook, Smith & Reynolds, P.C., the Company's patent counsel, believes that, properly construed, the United States claims do not cover the Company's LDP-01, LDP-02 or LDP-03 product candidates. It is uncertain whether any claims in the European patent will survive, or if they do, whether such claims will cover the Company's product candidates.

     The Company is also aware of patents which have been issued to third parties in the United States and/or Europe variously relating to certain humanized immunoglobulins, pharmaceutical compositions comprising such immunoglobulins, methods of producing such humanized immunoglobulins, compositions such as nucleic acids, vectors and host cells useful in the production of such humanized immunoglobulins and methods of use of modified humanized immunoglobulins. The European patents in these areas have also been opposed by third parties. The Company, based on the analysis of Hamilton, Brook, Smith & Reynolds, P.C., the Company's patent counsel, believes that, properly construed, the U.S. patent claims do not cover the Company's LDP-01 and LDP-03 product candidates. The Company is uncertain about the validity and scope of claims which have issued in the United States. If it is finally determined that one or more valid claims encompass LDP-02, the Company will be required to seek a license or cease development, manufacture and sale of such product. It is uncertain whether any claims in the European patents will survive the opposition proceedings, or if they do, whether such claims will cover the Company's product candidates.

     The Company is also aware of other third party published applications relating to altered antibodies, methods of use of altered antibodies and methods of production of altered antibodies. To the Company's knowledge, neither these applications nor possible unpublished counterpart applications have proceeded to grant in Europe or have issued as U.S. patents. There can be no assurance that the Company may not be required to seek a license to some or all of the patents which might issue from these patent applications.

     The Company may be required to seek or choose to seek licenses to some or all of these or other patents in order to develop and commercialize certain product candidates or potential products incorporating the Company's technology in the United States, Europe and other markets. There can be no assurance that such licenses, if required, will be available to the Company, or that if they are available, they can be obtained on commercially acceptable terms, and the failure to do so could have a material adverse effect on the Company. In the absence of required licenses, the patent owners may obtain an injunction, which could prevent the manufacture, sale and use of the Company's products, with material adverse effects on the Company. In addition, assuming such patents are valid and enforceable, the Company can provide no assurances that if enforcement actions were brought by the patent owners against the Company that such actions would be resolved in the Company's favor. The Company may also choose to challenge the validity of one or more patents or patent claims. Any such action or challenge could result in substantial costs to the Company and diversion of Company resources and could have a material adverse effect on the Company. Moreover, there can be no assurance that the Company would be successful defending against an infringement action or in challenging any such patents or patent claims, and the failure to do so could have a material adverse effect on the Company. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to design around the patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

     Litigation, which could result in substantial costs to the Company, may be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome in connection with an infringement proceeding brought by a third party could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease using the disputed technology, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. If another party or parties file or have filed patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention. Participation in such proceedings could result in substantial costs to the Company. The Company could incur substantial costs as a result of such proceedings, whether or not the eventual outcome is favorable to the Company, or results in a determination that an opposing party is entitled to the patent, or results in another unfavorable result.

     In addition to patent protection, the Company relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these confidentiality agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

     Intense Competition. The biotechnology and pharmaceutical industries are intensely competitive. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company. There can be no assurance that the Company's competitors will not succeed in developing or licensing on an exclusive basis technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete and noncompetitive. The Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before the Company. Companies that commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, if approved for sale, will be able to compete successfully with competitors' existing products or products under development.

     Reliance on Contract Manufacturers; Lack of Manufacturing Experience. The Company is dependent on third parties for the manufacture of its product candidates and is aware of only a limited number of manufacturers which it believes have the ability and capability to manufacture the Company's drug candidates for preclinical and clinical trials. The Company and Ilex have entered into an agreement with Karl Thomae, a contract manufacturer and a subsidiary of Boehringer Ingleheim, for the production of LDP-03 for the Company's clinical trials. The Company has been relying on the Therapeutic Antibody Centre ("TAC") for the manufacture of LDP-01 and LDP-02 for preclinical testing and intends to employ the manufacturing capability of the TAC through early clinical trials. If the Company were required to transfer manufacturing processes to other third-party manufacturers, it could experience significant delays in supply. If, at any time, the Company is unable to maintain, develop or contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical trials with the Company's drug candidates will be adversely affected, resulting in delays in the submission of drug candidates for regulatory approvals. The Company has no experience in manufacturing and currently lacks the facilities and personnel to manufacture, products in accordance with GMP as prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for preclinical and clinical trials.

     Risks Associated with Ilex Joint Venture. The Company has entered into a joint venture with Ilex for the development and commercialization of LDP-03 for the treatment of chronic lymphocytic leukemia. As part of the joint venture, the Company is obligated to share fifty percent of the development costs of LDP-03. There can be no assurance that the Company will have the cash available or will desire to maintain its commitment to the joint venture. In the event that LeukoSite fails for any reason to make a required capital contribution to the joint venture, Ilex may gain control of the management of the joint venture and become entitled to a greater share of the profits derived from product sales of LDP-03. There can also be no assurance that Ilex will have the cash available or will desire to maintain its commitment to the joint venture. In the event that Ilex fails for any reason to make a required capital contribution to the joint venture, the Company may be required to make additional capital contributions to the joint venture to maintain the desired level of development activities by the joint venture. There can be no assurance that the Company will be able to compensate for any failure by Ilex to make any capital contribution or that the joint venture would be able to continue operations with lesser funding. In addition, after the earlier of a change in control (as defined therein) of Ilex or the Company or October 2, 2000, either company has the right to purchase the other company's ownership of the joint venture in the event of an unresolved deadlock. As a result, there can be no assurance that the Company will ever be able to recoup its investment in the joint venture.

ITEM 2.  PROPERTIES

     The Company's administrative and research and development facility is located in Cambridge, Massachusetts. This 26,768 square foot facility is leased for a term which expires in 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since August 15, 1997, the effective date of the Company's initial public offering, the Company's common stock has traded on the Nasdaq National Market under the symbol "LKST". Prior to such date, no established public trading market existed for the Company's common stock. The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's common stock as reported by the Nasdaq National Market.

                                                               HIGH      LOW
                                                              ------    -----
Third Quarter (commencing on August 15, 1997)...............  $10.00    $6.00
Fourth Quarter..............................................  $11.75    $9.50

HOLDERS

     As of March 18, 1998, the Company had approximately 1,018 stockholders of record. This does not reflect persons or entitles who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

     The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Described below is information regarding all securities of the Company sold by the Company during the fiscal year ended December 31, 1997, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The share and per share amounts set forth below have been adjusted to reflect the Company's one for 4.1 reverse stock split of its common stock effected on August 8, 1997.

     In March through June 1997, the Company sold an aggregate of 1,102,719 shares of Series G Convertible Preferred Stock (which converted into 705,127 shares of Common Stock) at a purchase price of $3.50 ($4.50 on an as-converted basis) to a group of new and existing investors, including Schroder Ventures International Life Sciences Fund L.P. 1, Schroder Ventures International Life Sciences Fund L.P. 2, Schroder Ventures International Life Sciences Trust, Schroders Incorporated, Schroder Ventures Managers Limited, as Investment Manager for the Schroder Ventures International Life Sciences Fund Co-Investment Scheme, S.R. One, Ltd., New Day Investment Partnership, L.P., WPG Life Sciences Fund, L.P., WPG Institutional Life Sciences, L.P., Warner-Lambert Company, James Cramer, Dr. Barbara Schildkrout, The Springer Family Trust and Daniel Kisner. The issuance and sale of such shares of Series G Convertible Preferred Stock were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.

     In December 1997, the Company issued and sold 336,135 shares of Common Stock at a purchase price of $11.90 per share to Genentech, Inc. and issued a warrant exercisable for 250,000 shares of Common Stock at an exercise price of $16.22 per share. The warrant will become exerciseable on December 18, 1999 and expire on December 18, 2007. The issuance and sale of such Common Stock and the warrant was made in reliance on Section 4(2) of the Securities Act.

     In 1997, the Company granted stock options to certain employees and officers of the Company exercisable for approximately 633,008 shares of Common Stock. The grants were made under the Company's Amended and Restated 1993 Stock Option Plan. The exercise prices of the stock options ranged from $6.12 per share to $11.13 per share. These grants were made in reliance upon Rule 701 under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                           INCEPTION
                                                YEARS ENDED DECEMBER 31,                 (MAY 1, 1992)
                                    ------------------------------------------------        THROUGH
                                     1993      1994      1995      1996       1997     DECEMBER 31, 1997
                                    -------   -------   -------   -------   --------   -----------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Revenues:
     Corporate collaborations.....  $    --   $    --   $   250   $ 3,591   $  5,349       $  9,189
     Government grants............       --        --       200        83        377            660
                                    -------   -------   -------   -------   --------       --------
                                         --        --       450     3,674      5,726          9,849
                                    -------   -------   -------   -------   --------       --------
  Operating expenses:
     Research and development.....    1,540     5,056     7,051     8,502     11,980         34,170
     General and administrative...      504       726       866     1,371      1,758          5,312
                                    -------   -------   -------   -------   --------       --------
          Net loss from
            operations............   (2,044)   (5,782)   (7,467)   (6,199)    (8,012)       (29,633)
     Income (expense), net........      (19)      148       (10)      177        719          1,016
     Equity in operations of joint
       venture....................       --        --        --        --     (3,358)        (3,358)
                                    -------   -------   -------   -------   --------       --------
     Net loss.....................  $(2,063)  $(5,634)  $(7,477)  $(6,022)  $(10,651)      $(31,975)
                                    =======   =======   =======   =======   ========       ========
  Net loss per common share:
     Basic........................  $ (2.46)  $ (6.06)  $ (7.25)  $ (5.65)  $  (2.62)
                                    =======   =======   =======   =======   ========
     Pro forma....................  $ (2.01)  $ (1.88)  $ (1.77)  $ (1.17)  $  (1.50)
                                    =======   =======   =======   =======   ========
  Shares used in computing net
     loss per common share(1):
     Basic........................      839       929     1,031     1,066      4,299
                                    =======   =======   =======   =======   ========
     Pro forma....................    1,026     2,990     4,230     5,137      7,525
                                    =======   =======   =======   =======   ========

                                                   AS OF DECEMBER 31,
                                    ------------------------------------------------
                                     1993      1994      1995      1996       1997
                                    -------   -------   -------   -------   --------
                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
     marketable securities........  $ 3,002   $ 7,504   $ 1,734   $ 9,384   $ 25,157
  Working capital.................    2,398     5,061       439     7,226     19,461
  Total assets....................    3,687    10,932     4,538    11,874     28,032
  Long-term obligations, net of
     current portion..............      320     1,319     1,583     1,230      1,119
  Redeemable convertible preferred
     stock........................    4,874    11,782    13,733    20,913         --
  Deficit accumulated during the
     development stage............   (2,192)   (7,826)  (15,303)  (21,324)   (32,585)
  Stockholders' equity
     (deficit)....................   (2,151)   (4,776)  (12,161)  (12,581)    20,808

---------------
(1) Computed as described in Note 2(f) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risk and uncertainties. When used in this Annual Report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors."

OVERVIEW

     The Company is a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics developed using its technology may be used to treat cancer and inflammatory, autoimmune and viral diseases. The Company's technologies and expertise in leukocyte biology facilitate the discovery and development of novel and proprietary drugs that destroy or block the disease-promoting actions of leukocytes. The Company has been funded to date primarily through proceeds from private placements and a public offering of equity securities and receipts from collaboration agreements and capital leases. To date, the Company has not received any revenue from the sale of products and does not expect to generate material revenues for the next several years. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of December 31, 1997, the Company had an accumulated deficit of approximately $32.6 million.

     In 1994, 1995 and 1996, the Company signed agreements with Warner-Lambert for the discovery and development of drugs that are intended to antagonize the MCP-1, IL-8 and CCR5 and CXCR4 receptors found on certain classes of leukocytes. In January 1998 Warner-Lambert made a $1 million payment related to the achievement of certain milestones. In July 1996, the Company signed an agreement with Roche Bioscience for the discovery and development of therapeutics that are intended to antagonize the CCR3 receptor found on a certain class of leukocytes. In April 1997, the Company signed an agreement with Kyowa for the discovery and development of therapeutics that are intended to antagonize the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In December 1997, the Company entered into a collaboration agreement with Genentech for the development of a monoclonal antibody therapeutic intended to be used in the treatment of inflammatory bowel disease.

     As of December 31, 1997, the Company had received approximately $10.2 million in funding and license fee payments in connection with these agreements. Under the terms of these existing agreements, the Company is entitled to receive approximately $12.9 million in future funding and approximately $40.0 million through lines of credit that bear interest and are convertible into the Company's common stock (assuming each collaboration remains in effect for its full term). Should products be successfully developed and commercialized under these collaborations, LeukoSite would receive up to approximately $59.8 million in development and commercialization milestone payments. In addition, following successful commercialization of the products contemplated under these agreements, the Company is entitled to royalties on sales. As of December 31,1997, Warner-Lambert had invested $9.0 million, Roche Finance Ltd had invested $3.0 million and Genentech had invested $4.0 million in equity of the Company. As of December 31, 1997, the Company had recorded $1.2 million of the amounts relating to its collaboration agreements as deferred revenue.

RESULTS OF OPERATIONS

  Years Ended December 31, 1997 and 1996

     Revenues. Revenues were $5,726,000 in 1997 compared to $3,674,000 in 1996. Revenues in 1997 resulted from the collaboration agreements with Warner-Lambert, Roche Bioscience and Kyowa and from Small Business Innovation Research ("SBIR") grants. Revenues in 1996 were the result of a license fee from Roche Bioscience and funding from Warner-Lambert, Roche Bioscience and SBIR grants. The increase in revenues in 1997 was principally due to the receipt of funding associated with the Company's collaboration with Kyowa.

     Research and development. Research and development expenses were $11,980,000 in 1997 compared to $8,502,000 in 1996. The increase in expenses in 1997 was primarily due to development, preclinical and clinical activities related to the Company's LDP-01 and LDP-02 programs. To a lesser extent, the increase was the result of a larger research staff and the laboratory supplies associated with the Company's small molecule drug discovery programs. The Company expects that research and development expenses will increase over the next several years as the Company further expands its discovery and development programs and incurs expenses on behalf of the joint venture with Ilex.

     General and administrative. General and administrative expenses were $1,758,000 in 1997 compared to $1,371,000 in 1996. The increase was primarily due to an increase in staffing and other expenses associated with becoming a public company during the year. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

     Interest income (expense), net. Interest income, net was $719,000 in 1997 and $177,000 in 1996. The increase was primarily due to interest earned on higher average cash balances during the year. These higher cash balances resulted from the receipt of proceeds from the Company's sale of preferred stock in late 1996 and early 1997, the Company's initial public offering of common stock completed in August 1997, and the sale of common stock associated with a collaboration with Genentech completed late in 1997.

     Equity in Operations of Joint Venture. For 1997, a loss of $3,358,000 from the joint venture with Ilex was recorded under equity in operations of joint venture. As the joint venture was formed in May 1997, there was no loss for 1996. Joint venture expenses in 1997 were primarily related to the manufacture of LDP-03 by a third party for use in future clinical trials and to a lesser extent activities related to data analysis, regulatory submissions and preparations related to upcoming clinical trials.

     Net loss.  The net loss was $10,651,000 for 1997 and $6,022,000 for 1996.
The increase in the net loss for 1997 was primarily due to greater research and development expenses related to the Company's small molecule and monoclonal antibody programs as well as its joint venture with Ilex for the development of LDP-03. Increased expenses were partially offset by increases in revenues and interest income.

  Years Ended December 31, 1996 and 1995

     Revenues. Revenues were $3,674,000 in 1996 compared to $450,000 in 1995. Revenues in 1996 resulted from the collaboration agreements with Warner-Lambert and Roche Bioscience and from SBIR grants. Revenues in 1995 were the result of a license fee from Warner-Lambert and SBIR funding.

     Research and development. Research and development expenses were $8,502,000 in 1996 and $7,051,000 in 1995. The increase in research and development expenses was primarily due to an increase in staffing and supplies and preclinical development expenditures.

     General and administrative. General and administrative expenses were $1,371,000 in 1996 and $866,000 in 1995. The increase was primarily due to an increase in financing activities as well as an increase in staffing and expenses associated with corporate partnering activities.

     Interest income (expense), net. Interest income (expense), net was $177,000 in 1996 and an expense of $10,000 in 1995. This change was primarily due to greater cash balances available for investment generating greater interest income in 1996 combined with a comparable level of interest expense in both years.

     Net loss.  The net loss was $6,022,000 for 1996 and $7,477,000 for 1995.
The net loss decreased in 1996 as revenues generated from corporate partners increased in 1996.

  Years Ended December 31, 1995 and 1994

     Revenues. Revenues were $450,000 in 1995. The Company had no revenue in 1994. Revenues in 1995 resulted from the collaboration agreements with Warner-Lambert and SBIR funding.

     Research and development. Research and development expenses were $7,051,000 in 1995 and $5,056,000 in 1994. The increase in research and development expenses was primarily due to an increase in staffing and expenses associated with the Company's expansion into new facilities and to a lesser extent to increases in supplies and preclinical development expenditures.

     General and administrative. General and administrative expenses were $866,000 in 1995 and $726,000 in 1994. The increase was primarily due to an increase in staffing and expenses associated with the Company's expansion into new facilities.

     Interest income (expense), net. Interest income (expense), net was an expense of $10,000 in 1995 and income of $148,000 in 1994. This change was primarily due to greater interest expense incurred in 1995 as a result of additional capital leases.

     Net loss.  The net loss was $7,477,000 for 1995 and $5,634,000 for 1994.
The increased net loss was a result of increased expenditures to support the Company's internal research programs, offset in part by revenue from collaborations in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's operations have been funded primarily through private placements of preferred and common stock, which have raised approximately $37.3 million, license fees and sponsored research, which have generated approximately $10.2 million, capital lease obligations, which have raised approximately $3.8 million, and net proceeds of $15.3 million from the Company's initial public offering in August 1997. The Company has used cash to fund operating losses of approximately $32.0 million, the investment of approximately $1.8 million in equipment and leasehold improvements and the repayment of approximately $2.3 million of capital lease obligations. The Company had no significant commitments as of December 31, 1997 for capital expenditures. At December 31, 1997, the Company had on hand cash, cash equivalents and marketable securities of approximately $25.2 million.

     The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $544,000, of which approximately $521,000 will be paid in 1998. The Company has also entered into an agreement to contribute $3.0 million towards funding the construction and equipping of a research center in the United Kingdom. The Company has paid $2.0 million of the commitment as of December 31, 1997. The additional commitment of $1.0 million will be funded in semi-annual installments of $250,000 through the year 2000.

     In May 1997, the Company and Ilex entered into a joint venture whereby the parties formed a limited partnership to develop and commercialize LDP-03 for the treatment of chronic lymphocytic leukemia and other diseases. The Company and Ilex are required to make contributions each time the joint venture requires working capital. LeukoSite and Ilex will generally share equally in profits from the sales of LDP-03 and in research, development, clinical and commercialization costs. The capital requirements of the joint venture consist of clinical development and commercialization costs. LeukoSite and Ilex estimate that research, development, and clinical costs for the joint venture will be approximately $5.0 million over the next year.

     The Company believes that its existing capital resources, interest income and revenue from the collaboration agreements will be sufficient to fund its planned operating expenses and capital requirements through early 2001. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the progress of the milestone and royalty producing activities of the Company's collaborative partners, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability of the Company to maintain existing and establish new collaboration agreements with other companies, the technological advances and activities of competitors and other factors.

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

YEAR 2000 ISSUES

     The Company is evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including those factors identified in "Risk Factors." Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
LEUKOSITE, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)
Report of Independent Public Accountants....................  32
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  33
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997, and for the Period from
  Inception (May 1, 1992) through December 31, 1997.........  34
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Period from Inception (May 1, 1992) through
  December 31, 1997.........................................  35
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997, and for the Period from
  Inception (May 1, 1992) through December 31, 1997.........  36
Notes to Consolidated Financial Statements..................  37
L & I PARTNERS, L.P.
Report of Independent Public Accountants....................  48
Balance Sheet as of December 31, 1997.......................  49
Statement of Operations for the Period from Inception (May
  2, 1997) through December 31, 1997........................  50
Statement of Partners' Capital for the Period from Inception
  (May 2, 1997) through December 31, 1997...................  51
Statement of Cash Flows for the Period from Inception (May
  2, 1997) through December 31, 1997........................  52
Notes to Financial Statements...............................  53

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LeukoSite, Inc.:

     We have audited the accompanying consolidated balance sheets of LeukoSite, Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period then ended and for the period from inception (May 1, 1992) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeukoSite, Inc. and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (May 1, 1992) through December 31, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Boston, Massachusetts
January 16, 1998

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1997
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,430,507    $ 10,587,873
  Marketable securities.....................................     4,953,902      14,569,100
  Other current assets......................................       153,779         408,811
                                                              ------------    ------------
          Total current assets..............................     9,538,188      25,565,784
                                                              ------------    ------------
Property and equipment, at cost:
  Laboratory furniture, fixtures and equipment..............     2,209,222       2,703,706
  Leasehold improvements....................................     1,792,989       2,409,753
  Office furniture, fixtures and equipment..................       268,254         298,925
                                                              ------------    ------------
                                                                 4,270,465       5,412,384
  Less -- Accumulated depreciation and amortization.........    (1,962,009)     (2,973,095)
                                                              ------------    ------------
                                                                 2,308,456       2,439,289
Other assets................................................        27,526          27,090
                                                              ------------    ------------
          Total assets......................................  $ 11,874,170    $ 28,032,163
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    118,018    $    196,987
  Accrued expenses..........................................     1,044,080       1,866,423
  Obligation to fund joint venture..........................            --       1,770,310
  Deferred revenue..........................................       261,250       1,161,250
  Deferred rent.............................................       104,357         243,171
  Current portion of capital lease obligations..............       784,168         866,835
                                                              ------------    ------------
          Total current liabilities.........................     2,311,873       6,104,976
                                                              ------------    ------------
Deferred rent, net of current portion.......................       466,078         222,907
                                                              ------------    ------------
Capital lease obligations, net of current portion...........       763,621         896,578
                                                              ------------    ------------
Commitments and contingencies (Notes 7, 13, 14 and 15)
Redeemable convertible preferred stock, $.01 par value --...    20,913,405              --
                                                              ------------    ------------
Stockholders' equity (deficit):
  Preferred stock $.01 par value --
     Authorized -- 5,000,000 shares
     Issued and outstanding -- no shares....................            --              --
  Convertible preferred stock $.01 par value--
     Authorized -- 2,250,000 shares at December 31, 1996
     Issued and outstanding -- 2,250,000 shares at December
       31, 1996 and no shares at December 31, 1997..........        22,500              --
  Common stock, $.01 par value --
     Authorized -- 25,000,000 shares
     Issued and outstanding -- 1,086,590 shares at December
       31, 1996 and 9,875,741 shares at December 31, 1997...        10,866          98,758
Additional paid-in capital..................................     8,710,149      53,294,367
Deficit accumulated during the development stage............   (21,324,322)    (32,585,423)
                                                              ------------    ------------
          Total stockholders' equity (deficit)..............   (12,580,807)     20,807,702
                                                              ------------    ------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 11,874,170    $ 28,032,163
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         INCEPTION
                                                                                       (MAY 1, 1992)
                                                    YEAR ENDED DECEMBER 31,               THROUGH
                                            ----------------------------------------   DECEMBER 31,
                                               1995          1996           1997           1997
                                            -----------   -----------   ------------   -------------
Revenues:
  Corporate collaborations................  $   250,000   $ 3,591,000   $  5,348,451   $  9,189,451
  Government grants.......................      200,000        82,770        377,459        660,229
                                            -----------   -----------   ------------   ------------
          Total revenues..................      450,000     3,673,770      5,725,910      9,849,680
                                            -----------   -----------   ------------   ------------
Operating expenses:
  Research and development................    7,051,287     8,502,187     11,980,233     34,170,120
  General and administrative..............      865,311     1,370,538      1,757,802      5,312,082
                                            -----------   -----------   ------------   ------------
          Total operating expenses........    7,916,598     9,872,725     13,738,035     39,482,202
                                            -----------   -----------   ------------   ------------
          Loss from operations............   (7,466,598)   (6,198,955)    (8,012,125)   (29,632,522)
Other income (expense):
  Equity in operations of joint venture...           --            --     (3,357,916)    (3,357,916)
  Interest income.........................      219,510       378,924        865,840      1,670,009
  Interest expense........................     (229,665)     (201,659)      (146,900)      (654,994)
                                            -----------   -----------   ------------   ------------
          Net loss........................  $(7,476,753)  $(6,021,690)  $(10,651,101)  $(31,975,423)
                                            ===========   ===========   ============   ============
Net loss per common share:
  Basic...................................  $     (7.25)  $     (5.65)  $      (2.62)
                                            ===========   ===========   ============
  Pro forma...............................  $     (1.77)  $     (1.17)  $      (1.50)
                                            ===========   ===========   ============
Shares used in computing net loss per
  common share:
  Basic...................................    1,031,480     1,065,522      4,298,828
                                            ===========   ===========   ============
  Pro forma...............................    4,229,807     5,137,047      7,525,448
                                            ===========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)

                                         CONVERTIBLE               SERIES A
                                       PREFERRED STOCK           COMMON STOCK            COMMON STOCK
                                    ----------------------   ---------------------   ---------------------   ADDITIONAL
                                      NUMBER       $.01       NUMBER       $.01       NUMBER       $.01        PAID-IN
                                    OF SHARES    PAR VALUE   OF SHARES   PAR VALUE   OF SHARES   PAR VALUE     CAPITAL
                                    ----------   ---------   ---------   ---------   ---------   ---------   -----------
ISSUANCE OF COMMON STOCK...........         --   $     --          --     $    --     804,878     $ 8,049    $    (7,629)
  Net loss.........................         --         --          --          --          --          --             --
                                    ----------   --------    --------     -------    ---------    -------    -----------
BALANCE, DECEMBER 31, 1992.........         --         --          --          --     804,878       8,049         (7,629)
  Issuance of common stock.........         --         --          --          --     121,951       1,220          3,780
  Conversion of common stock to
    Series A common stock..........         --         --     804,878       8,049    (804,878)     (8,049)            --
  Preferred stock warrants issued
    in connection with lease
    obligations....................         --         --          --          --          --          --         35,000
  Net loss.........................         --         --          --          --          --          --             --
                                    ----------   --------    --------     -------    ---------    -------    -----------
BALANCE, DECEMBER 31, 1993.........         --         --     804,878       8,049     121,951       1,220         31,151
  Issuance of Series C convertible
    preferred stock, net of
    issuance costs of $47,691......  1,000,000     10,000          --          --          --          --      2,942,309
  Exercise of stock options........         --         --          --          --       9,451          94          1,344
  Preferred stock warrants issued
    in connection with lease
    obligations....................         --         --          --          --          --          --         55,500
  Net loss.........................         --         --          --          --          --          --             --
                                    ----------   --------    --------     -------    ---------    -------    -----------
BALANCE, DECEMBER 31, 1994.........  1,000,000     10,000     804,878       8,049     131,402       1,314      3,030,304
  Conversion of Series A common
    stock to common stock..........         --         --    (804,878)     (8,049)    893,782       8,938         88,450
  Exercise of stock options........         --         --          --          --      15,915         159          2,513
  Net loss.........................         --         --          --          --          --          --             --
                                    ----------   --------    --------     -------    ---------    -------    -----------
BALANCE, DECEMBER 31, 1995.........  1,000,000     10,000          --          --    1,041,099     10,411      3,121,267
  Issuance of Series E convertible
    preferred stock, net of
    issuance costs of $40,434......  1,250,000     12,500          --          --          --          --      4,947,066
  Exercise of stock options........         --         --          --          --      45,491         455         31,816
  Value ascribed to guaranteed rate
    of return on redeemable
    convertible preferred stock....         --         --          --          --          --          --        610,000
  Net loss.........................         --         --          --          --          --          --             --
                                    ----------   --------    --------     -------    ---------    -------    -----------
BALANCE, DECEMBER 31, 1996.........  2,250,000     22,500          --          --    1,086,590     10,866      8,710,149
  Accretion of redeemable
    convertible preferred stock
    dividends......................         --         --          --          --          --          --             --
  Proceeds from initial public
    offering of common stock, net
    of $745,480 of issuance
    costs..........................         --         --          --          --    2,875,000     28,750     15,268,270
  Conversion of convertible
    preferred stock................ (2,250,000)   (22,500)         --          --     548,780       5,488         17,012
  Conversion of redeemable
    convertible preferred stock....         --         --          --          --    4,986,827     49,869     25,293,042
  Issuance of common stock, net of
    $30,000 of issuance costs......         --         --          --          --     336,135       3,361      3,966,639
  Exercise of stock options........         --         --          --          --      42,409         424         39,255
  Net loss.........................         --         --          --          --          --          --             --
                                    ----------   --------    --------     -------    ---------    -------    -----------
BALANCE, DECEMBER 31, 1997.........         --   $     --          --     $    --    9,875,741    $98,758    $53,294,367
                                    ==========   ========    ========     =======    =========    =======    ===========

                                       DEFICIT
                                     ACCUMULATED
                                        DURING
                                     DEVELOPMENT
                                        STAGE          TOTAL
                                     ------------   ------------
ISSUANCE OF COMMON STOCK...........  $         --   $        420
  Net loss.........................      (128,634)      (128,634)
                                     ------------   ------------
BALANCE, DECEMBER 31, 1992.........      (128,634)      (128,214)
  Issuance of common stock.........            --          5,000
  Conversion of common stock to
    Series A common stock..........            --             --
  Preferred stock warrants issued
    in connection with lease
    obligations....................            --         35,000
  Net loss.........................    (2,063,234)    (2,063,234)
                                     ------------   ------------
BALANCE, DECEMBER 31, 1993.........    (2,191,868)    (2,151,448)
  Issuance of Series C convertible
    preferred stock, net of
    issuance costs of $47,691......            --      2,952,309
  Exercise of stock options........            --          1,438
  Preferred stock warrants issued
    in connection with lease
    obligations....................            --         55,500
  Net loss.........................    (5,634,011)    (5,634,011)
                                     ------------   ------------
BALANCE, DECEMBER 31, 1994.........    (7,825,879)    (4,776,212)
  Conversion of Series A common
    stock to common stock..........            --         89,339
  Exercise of stock options........            --          2,672
  Net loss.........................    (7,476,753)    (7,476,753)
                                     ------------   ------------
BALANCE, DECEMBER 31, 1995.........   (15,302,632)   (12,160,954)
  Issuance of Series E convertible
    preferred stock, net of
    issuance costs of $40,434......            --      4,959,566
  Exercise of stock options........            --         32,271
  Value ascribed to guaranteed rate
    of return on redeemable
    convertible preferred stock....            --        610,000
  Net loss.........................    (6,021,690)    (6,021,690)
                                     ------------   ------------
BALANCE, DECEMBER 31, 1996.........   (21,324,322)   (12,580,807)
  Accretion of redeemable
    convertible preferred stock
    dividends......................      (610,000)      (610,000)
  Proceeds from initial public
    offering of common stock, net
    of $745,480 of issuance
    costs..........................            --     15,297,020
  Conversion of convertible
    preferred stock................            --             --
  Conversion of redeemable
    convertible preferred stock....            --     25,342,911
  Issuance of common stock, net of
    $30,000 of issuance costs......            --      3,970,000
  Exercise of stock options........            --         39,679
  Net loss.........................   (10,651,101)   (10,651,101)
                                     ------------   ------------
BALANCE, DECEMBER 31, 1997.........  $(32,585,423)  $ 20,807,702
                                     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 INCEPTION
                                                        YEAR ENDED DECEMBER 31,                (MAY 1, 1992)
                                              -------------------------------------------         THROUGH
                                                 1995            1996            1997        DECEMBER 31, 1997
                                              -----------    ------------    ------------    -----------------
Cash flows from operating activities:
  Net loss..................................  $(7,476,753)   $ (6,021,690)   $(10,651,101)     $(31,975,423)
  Adjustments to reconcile net loss to net
     cash used in operating activities --
     Stock compensation expense.............        3,281              --              --            89,339
     Depreciation and amortization..........      774,146         908,860       1,019,531         2,971,316
     Equity in operations of joint
       venture..............................           --              --       3,357,916         3,357,916
     Changes in operating assets and
       liabilities --
       Other current assets.................       76,530         (66,270)       (255,032)         (408,811)
       Accounts payable and accrued
          expenses..........................     (809,953)        431,198         901,312         2,630,112
       Deferred revenue.....................           --         261,250         900,000         1,161,250
       Deferred rent........................      308,824         234,204        (104,357)          466,078
                                              -----------    ------------    ------------      ------------
          Net cash used in operating
            activities......................   (7,123,925)     (4,252,448)     (4,831,731)      (21,708,223)
                                              -----------    ------------    ------------      ------------
Cash flows from investing activities:
  Investment in marketable securities.......   (1,458,329)    (11,741,504)    (21,066,603)      (38,064,081)
  Proceeds from maturities of marketable
     securities.............................    3,458,500       6,787,602      11,442,960        23,486,536
  Investment in joint venture...............           --              --      (1,587,606)       (1,587,606)
  Purchases of property and equipment.......      (40,283)       (184,549)        (48,228)       (1,834,788)
  Decrease (increase) in other assets.......         (436)             --             436           (27,090)
                                              -----------    ------------    ------------      ------------
          Net cash provided by (used in)
            investing activities............    1,959,452      (5,138,451)    (11,259,041)      (18,027,029)
                                              -----------    ------------    ------------      ------------
Cash flows from financing activities:
  Principal payments on capital leases......     (558,280)       (695,226)       (878,067)       (2,280,161)
  Net proceeds from notes payable...........           --              --              --         2,086,312
  Proceeds from redeemable convertible
     preferred stock, net of issuance
     costs..................................    1,950,908       7,790,607       3,819,506        23,256,599
  Proceeds from initial public offering, net
     of issuance costs......................           --              --      15,297,020        15,297,020
  Issuance of common stock, net of issuance
     costs..................................           --              --       3,970,000         3,970,000
Exercise of stock options...................        2,672          32,271          39,679            81,480
Issuance of convertible preferred stock, net
  of issuance costs.........................           --       4,959,566              --         7,911,875
                                              -----------    ------------    ------------      ------------
          Net cash provided by financing
            activities......................    1,395,300      12,087,218      22,248,138        50,323,125
                                              -----------    ------------    ------------      ------------
Net increase (decrease) in cash and cash
  equivalents...............................   (3,769,173)      2,696,319       6,157,366        10,587,873
Cash and cash equivalents, beginning of
  period....................................    5,503,361       1,734,188       4,430,507                --
                                              -----------    ------------    ------------      ------------
Cash and cash equivalents, end of period....  $ 1,734,188    $  4,430,507    $ 10,587,873      $ 10,587,873
                                              ===========    ============    ============      ============
Supplemental cash flow information:
  Cash paid during the period for
     interest...............................  $   193,197    $    201,659    $    146,900      $    868,607
                                              ===========    ============    ============      ============
Supplemental disclosure of noncash investing
  and financing activities:
  Property and equipment acquired under
     capital lease obligations..............  $   435,301    $    343,927    $  1,093,691      $  3,817,374
                                              ===========    ============    ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY

     LeukoSite, Inc. (the "Company") was incorporated on May 1, 1992. The Company is engaged in the development of a new class of proprietary immunomodulatory therapeutics with potential applications in cancer and inflammatory, autoimmune, and viral diseases.

     The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. Management anticipates that all future revenues will be derived from products under development or those developed in the future. Principal risks to the Company include the successful development and marketing of products to obtain profitable operations, dependence on collaborative partners, the ability to obtain adequate financing to fund future operations, United States Food and Drug Administration clearance and regulation, dependence on key individuals and competition from substitute products and larger companies.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

  (b) Depreciation and Amortization

     The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives as follows:

                                                                ESTIMATED
                    ASSET CLASSIFICATION                      USEFUL LIVES
                    --------------------                      -------------
Laboratory furniture, fixtures and equipment................  4 -- 5 Years
Leasehold improvements......................................  Life of lease
Office furniture, fixtures and equipment....................  4 -- 5 Years

  (c) Revenue Recognition

Substantially all of the Company's revenues are derived from corporate collaborative research arrangements and government grants. Corporate collaboration revenues and government grants, which are not subject to achieving development milestones, are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. Revenues that are earned upon the achievement of development milestones are recognized when the milestones are achieved and payment is due. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. License fees are recognized as revenue as earned. Deferred revenue represents payments received in advance of revenue recognition.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (d) Research and Development

     All research and development costs are expensed as incurred. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

  (e) Disclosure of Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, marketable securities, and accounts payable. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these instruments.

  (f) Net Loss per Common Share

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. The Company adopted SFAS No. 128 effective December 15, 1997. Basic net loss is based on the weighted average number of common shares outstanding. Pro forma net loss per common share is based on the pro forma weighted average number of common shares outstanding during the period, assuming the automatic conversion of outstanding shares of redeemable convertible preferred stock and convertible preferred stock into common stock using the as-converted method, which occurred upon the closing of the Company's initial public offering on August 15, 1997. In addition, the 1997 net loss available to common stockholders has been adjusted to included $610,000 of dividends attributable to redeemable convertible preferred stock. Diluted net loss per share has not been presented as the inclusion of stock options and warrants would be antidilutive.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities consist of securities with original maturities of greater than three months. The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investments as held-to-maturity. These investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value. As of December 31, 1997, there were no material unrealized gains or losses on investments. Cash and cash equivalents and marketable securities consisted of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1996            1997
                                                            ------------    ------------
Cash and cash equivalents:
  Cash....................................................   $  754,473     $ 1,373,786
  Money market funds......................................    3,676,034       6,609,783
  Taxable auction securities..............................           --       2,604,304
                                                             ----------     -----------
                                                             $4,430,507     $10,587,873
                                                             ==========     ===========
Marketable securities:
  U.S. government agency obligations (average maturity of
     5 months)............................................   $4,953,902     $ 6,094,401
  Corporate bonds and notes (average maturity of 5
     months)..............................................           --       8,474,699
                                                             ----------     -----------
                                                             $4,953,902     $14,569,100
                                                             ==========     ===========

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) WARNER-LAMBERT AGREEMENTS

     The Company and Warner-Lambert Company (Warner) have entered into research, development and marketing agreements to share expertise in the discovery and development of compounds that antagonize the MCP-1, IL-8, CCR5, and CXCR4 receptors and to market therapeutic drugs that result from the collaboration.

     The Company and Warner signed an agreement related to MCP-1 in September 1994 which was amended in July 1995 and October 1997 (the MCP-1 Agreement). Under the MCP-1 Agreement, the Company and Warner are working to screen and select compounds for further development. In conjunction with the MCP-1 Agreement, Warner agreed to purchase preferred stock at a predetermined share price and to fund a portion of the Company's research expenses for the next three years. Warner purchased $3,000,000 of Series C convertible preferred stock in 1995 and $5,000,000 of Series E convertible preferred stock in 1996.

     The Company and Warner signed an agreement related to IL-8 in July 1995 which was amended in October 1997 (the IL-8 Agreement). Under the IL-8 Agreement, the Company and Warner are working to screen and select compounds for further development. In connection with the IL-8 Agreement, Warner paid the Company $250,000 for the grant of a license to the technology and made a $1,000,000 equity investment in the Series G preferred stock in March 1997.

     The Company and Warner signed an agreement related to CCR5 and CXCR4 in October 1996 (the CCR5 and CXCR4 Agreement). Under the CCR5 and CXCR4 Agreement, the Company and Warner are working to discover and develop small molecule antagonists to AIDS chemokine co-receptors CCR5 and CXCR4 for the treatment of HIV infection. This agreement was extended in January 1998, at which time Warner made a $1 million payment related to the achievement of certain milestones.

     Under the terms of the October 1997 amendment to the MCP-1 and IL-8 agreements, the Company, Warner and Kyowa Hakko Kogyo (Kyowa) have agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3.

     The Company received quarterly research funding under the MCP-1 and IL-8 Agreements. Through December 31, 1997, the Company had received $2,061,250 in research support. Revenue recognized during the years ended 1995, 1996 and 1997 was $250,000, $690,000 and $1,035,000, respectively and as of December 31, 1997, the Company has deferred recognizing $86,250 as revenue. The MCP-1, IL-8, CCR5 and CXCR4 Agreements (the Warner Agreements) also contain milestone payments payable to the Company beginning upon the designation of a product candidate for development. In addition, under the Warner Agreements, Warner will pay royalties as a percentage of sales, as defined, for certain products developed under the agreements. Warner waived its antidilution rights relating to the Series C, E and G preferred stock which was converted into common stock in August 1997 in exchange for a credit against future royalties, if any become payable, under the MCP-1 and IL-8 Agreements and the Kyowa Agreement discussed in Note 6. The approximate amount of such credit is $3,900,000. The Warner Agreements can be terminated by either party with six months' written notice or for cause, as defined.

(5) ROCHE BIOSCIENCE AGREEMENT

     The Company signed an agreement with Roche Bioscience (Roche) for the development of a drug to block the binding of eotoxin in July 1996. Under the terms of this agreement, Roche will make payments to the Company in the form of licensing fees, research support and milestone payments and royalties on worldwide sales of products resulting from the collaboration. Through December 31, 1997, the Company had received $5,175,000 in licensing and research support payments from Roche. Revenue recognized for the years ended 1996 and 1997 was $2,900,000 and $2,100,000, respectively, and as of December 31, 1997, the

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company has deferred recognizing $175,000 as revenue. Roche is responsible for preclinical and clinical development of products and has worldwide exclusive rights to market products.

(6) KYOWA HAKKO KOGYO AGREEMENT

     In April 1997, the Company signed an agreement with Kyowa to discover and develop small molecule antagonists and monoclonal antibody drugs to CXCR3 and CCR1. The agreement was amended in October 1997. Under the terms of the amended agreement, Kyowa has primary rights to market products in Japan and Asia resulting from the collaboration. Furthermore, the amended agreement calls for the Company, together with Warner Lambert, and Kyowa to jointly develop antagonists that target MCP-1, IL-8, CXCR3 and CCR1. The Company is entitled to receive research support and milestone payments, as well as royalties based on net sales, as defined. Through December 31, 1997, the Company had received $3,000,000 of research funding, of which the Company has deferred recognizing $900,000 as revenue.

(7) ILEX AGREEMENT

     In May 1997, the Company and Ilex Oncology, Inc. (Ilex) entered into a joint venture agreement that established a limited partnership for the purpose of developing and commercializing LDP-03. Under the terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements. LeukoSite and Ilex estimate that research, development, and clinical costs for the joint venture will be approximately $5,000,000 over the next year. The joint venture expires in 2017, but provides for either partner under certain circumstances to purchase the other partner's ownership position of the joint venture after October 2000. Should either party fail to fulfill its funding obligations, control of the joint venture may change.

     The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income of loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. For the year ended December 31, 1997, the Company's share of the joint venture's recorded loss was $3,357,916 and the Company had a funding liability of $1,770,310 to the joint venture as of December 31, 1997. The Company charged the joint venture $250,106 for costs incurred on its behalf.

     The joint venture has entered into a agreement with a third party to manufacture LDP-03. In connection with this agreement, the Company and Ilex have guaranteed the payment of the obligations of the joint venture due under the manufacturing agreement. As of December 31, 1997, the obligation was approximately $3.2 million.

(8) GENENTECH

     The Company entered into an agreement with Genentech, Inc. (Genentech) in December 1997 to develop and commercialize LDP-02, a humanized monoclonal antibody for the treatment of inflammatory bowel disease (IBD). Under the terms of the agreement Genentech will have exclusive worldwide rights to market LDP-02. In connection with the agreement, Genentech made a $4,000,000 equity investment in the Company and was issued warrants to purchase 250,000 shares of common stock at an exercise price of $16.22. The agreement calls for payments to be made to the Company for the achievement of certain milestones as well as future royalty payments based upon the sale of products developed under the collaboration. In addition, Genentech will provide two credit facilities. The first facility will be for approximately $15 million and will fund development of products through completion of Phase II clinical trials. The second facility will be available to the Company if it agrees to fund 25% of the Phase III clinical trial development costs in return for a specified share of profits on U.S. sales of any products developed under the agreement, as defined. If the Company elects this option, it will also receive royalties on products sold outside of the U.S. The two credit facilities can be repaid by the Company or converted into shares of common stock under certain circumstances

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

at the option of the Company or Genentech at the market value of the common stock at the date of conversion.

(9) CAPITAL LEASE

     In 1993, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,250,000 of laboratory and office equipment and leasehold improvements. At December 31, 1997, the Company had acquired approximately $2,130,000 of laboratory and office equipment and leasehold improvements under the lease agreement. The Company also has an obligation to purchase $750,000 of leasehold improvements at the expiration of the lease term for 15% of its original cost. The Company issued warrants for the purchase of 210,000 shares of Series A redeemable convertible preferred stock at an exercise price of $1.00 per share to the lessors under the master lease agreement (see
Note 12(b)).

     In 1994, the Company entered into a second master equipment lease agreement for the lease of up to $750,000 of laboratory and office equipment. At December 31, 1997, the Company had acquired approximately $730,000 of equipment under the lease. The leased equipment reverts back to the lessor at the end of the lease term or the Company may purchase all of the equipment for fair market value, which will not be less than 10% or more than 20% of the cost of the equipment. On January 18, 1996, this agreement was amended to provide an additional $300,000 of lease availability.

     On March 14, 1997, the Company entered into another lease agreement for the lease of up to $1,200,000 of laboratory and office equipment, of which $450,000 may be utilized for leasehold improvements. As of December 31, 1997, $961,000 is available under this lease commitment.

     Future minimum lease payments under these lease agreements at December 31,1997 are as follows:

                                                                AMOUNT
                                                              ----------
Year Ending December 31,
  1998......................................................  $  994,412
  1999......................................................     492,368
  2000......................................................     398,665
  2001......................................................      91,752
  2002......................................................       4,745
                                                              ----------
          Total.............................................   1,981,942
  Less -- Amount representing interest......................     218,529
                                                              ----------
          Present value of future lease payments............   1,763,413
  Less -- Amounts due within one year.......................     866,835
                                                              ----------
          Amounts due after one year........................  $  896,578
                                                              ==========

(10) CAPITAL STOCK

  (a) Stock Split and Amendment to Charter

     On August 8, 1997, the Company amended its Restated Certificate of Incorporation, which included a 1-for-4.10 reverse stock split of the Company's common stock and a change in the par value of the Company's common stock to $.01 per share. Accordingly, all share and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split and change in par value. The Company is authorized to issue 25,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, $.01 par value.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (b) Initial Public Offering

     On August 15, 1997, the Company completed the initial public offering of 2,875,000 shares of its common stock at $6 per share, for total net proceeds of $15.3 million after underwriting discounts and expenses of the offering. In connection with the public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were automatically converted into 5,535,607 shares of common stock.

(11) PREFERRED STOCK

  (a) Redeemable Convertible Preferred Stock

     Redeemable convertible preferred stock activity since inception is as follows:

                                          SERIES A                    SERIES B                   SERIES D            SERIES F
                                  -------------------------   ------------------------   ------------------------   ----------
                                    NUMBER       CARRYING       NUMBER      CARRYING       NUMBER      CARRYING       NUMBER
                                   OF SHARES       VALUE      OF SHARES       VALUE      OF SHARES       VALUE      OF SHARES
                                  -----------   -----------   ----------   -----------   ----------   -----------   ----------
Issuance of Series A preferred
 stock, net of issuance costs of
 $125,970........................   5,000,000   $ 4,874,030           --   $        --           --   $        --           --
                                  -----------   -----------   ----------   -----------   ----------   -----------   ----------
Balance, December 31, 1993.......   5,000,000     4,874,030           --            --           --            --           --
Issuance of Series A preferred
 stock, net of issuance costs of
 $18,769.........................   5,000,000     4,981,231           --            --           --            --           --
Issuance of Series B preferred
 stock, net of issuance costs of
 $73,371.........................          --            --    1,666,667     1,926,629           --            --           --
                                  -----------   -----------   ----------   -----------   ----------   -----------   ----------
Balance, December 31, 1994.......  10,000,000     9,855,261    1,666,667     1,926,629           --            --           --
Issuance of Series D preferred
 stock, net of issuance costs of
 $49,093.........................          --            --           --            --    1,481,482     1,950,908           --
                                  -----------   -----------   ----------   -----------   ----------   -----------   ----------
Balance, December 31, 1995.......  10,000,000     9,855,261    1,666,667     1,926,629    1,481,482     1,950,908           --
Issuance of Series F preferred
 stock, net of issuance costs of
 $34,838.........................          --            --           --            --           --            --    1,638,335
Issuance of Series G preferred
 stock, net of issuance costs of
 $90,000.........................          --            --           --            --           --            --           --
Value ascribed to guaranteed rate
 of return on redeemable
 convertible preferred stock.....          --            --           --            --           --            --           --
                                  -----------   -----------   ----------   -----------   ----------   -----------   ----------
Balance, December 31, 1996.......  10,000,000     9,855,261    1,666,667     1,926,629    1,481,482     1,950,908    1,638,335
Issuance of Series G preferred
 stock, net of issuance costs of
 $40,000.........................          --            --           --            --           --            --           --
Accretion of redeemable
 convertible preferred stock
 dividend........................          --            --           --            --           --            --           --
Conversion of redeemable
 convertible preferred stock..... (10,000,000)   (9,855,261)  (1,666,667)   (1,926,629)  (1,481,482)   (1,950,908)  (1,638,335)
                                  -----------   -----------   ----------   -----------   ----------   -----------   ----------
Balance, December 31, 1997.......          --   $        --           --   $        --           --   $        --           --
                                  ===========   ===========   ==========   ===========   ==========   ===========   ==========

                                    SERIES F             SERIES G
                                   -----------   -------------------------
                                    CARRYING       NUMBER       CARRYING
                                      VALUE       OF SHARES       VALUE
                                   -----------   -----------   -----------
Issuance of Series A preferred
 stock, net of issuance costs of
 $125,970........................  $        --            --   $        --
                                   -----------   -----------   -----------
Balance, December 31, 1993.......           --            --            --
Issuance of Series A preferred
 stock, net of issuance costs of
 $18,769.........................           --            --            --
Issuance of Series B preferred
 stock, net of issuance costs of
 $73,371.........................           --            --            --
                                   -----------   -----------   -----------
Balance, December 31, 1994.......           --            --            --
Issuance of Series D preferred
 stock, net of issuance costs of
 $49,093.........................           --            --            --
                                   -----------   -----------   -----------
Balance, December 31, 1995.......           --            --            --
Issuance of Series F preferred
 stock, net of issuance costs of
 $34,838.........................    4,880,607            --            --
Issuance of Series G preferred
 stock, net of issuance costs of
 $90,000.........................           --       857,143     2,910,000
Value ascribed to guaranteed rate
 of return on redeemable
 convertible preferred stock.....           --            --      (610,000)
                                   -----------   -----------   -----------
Balance, December 31, 1996.......    4,880,607       857,143     2,300,000
Issuance of Series G preferred
 stock, net of issuance costs of
 $40,000.........................           --     1,102,719     3,819,506
Accretion of redeemable
 convertible preferred stock
 dividend........................           --            --       610,000
Conversion of redeemable
 convertible preferred stock.....   (4,880,607)   (1,959,862)   (6,729,506)
                                   -----------   -----------   -----------
Balance, December 31, 1997.......  $        --            --   $        --
                                   ===========   ===========   ===========

     As discussed in Note 10(b), upon completion of the Company's initial public offering, all outstanding shares of redeemable convertible preferred stock were automatically converted into 4,986,827 shares of common stock.

     The Company also had a separate agreement with certain Series G shareholders whereby their shares were converted into common stock based upon a specific rate of return on their original investment, as defined. The Company recorded the value attributed to the guaranteed rate of return (based on an original investments of $3,000,000, an annual rate of return of 33% and an estimated period of approximately 7.5 months before conversion into common stock) as additional paid-in capital and accreted it as a preferred stock dividend over the estimated period that the stock was outstanding. The Company recorded $610,000 of such accretion through December 31, 1997.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Convertible Preferred Stock

     Convertible preferred stock activity since inception is as follows:

     In November 1994, the Company sold 1,000,000 shares of Series C convertible preferred stock, which resulted in proceeds of $3,000,000.

     In January 1996, the Company issued 625,000 shares of Series E convertible preferred stock, which resulted in proceeds of $2,500,000.

     In April 1996, the Company sold 625,000 shares of Series E convertible preferred stock, which resulted in proceeds of $2,500,000.

     As discussed in Note 10(b), upon completion of the Company's initial public offering, all outstanding shares of convertible preferred stock were automatically converted into 548,780 shares of common stock.

(12) STOCK OPTIONS AND WARRANTS

  (a) Stock Options

     The Company has adopted the 1993 Stock Option Plan (the "Plan") under which it may grant both incentive stock options and nonstatutory stock options. The Plan provides for the granting of options to purchase up to 1,500,000 shares of common stock. As of December 31, 1997, 112,215 shares are available for future grant under the Plan.

     During 1993, the Company granted a stock option to purchase 135,000 shares of Series A redeemable convertible preferred stock at $1.00 per share pursuant to a stock restriction agreement with a consultant. Upon conversion of the Series A redeemable convertible preferred stock into common stock as discussed in Note 10(b), the option holder is now entitled to purchase 32,927 shares of common stock at an exercise price of $4.10 per share. This option expires on August 15, 2002.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company had the following common stock option activity from inception (May 1, 1992) through December 31, 1997:

                                                    OPTION
                                    NUMBER OF       PRICE        WEIGHTED AVERAGE
                                     SHARES       PER SHARE       EXERCISE PRICE
                                    ---------    ------------    ----------------
Balance, December 31, 1992........         --    $         --         $  --
     Granted......................    256,707     .04 --  .62           .45
                                    ---------    ------------         -----
Balance, December 31, 1993........    256,707     .04 --  .62           .45
     Granted......................    176,917     .04 --  .94           .90
     Exercised....................     (9,451)    .04 --  .62           .16
     Canceled.....................     (3,659)    .04 --  .72           .21
                                    ---------    ------------         -----
Balance, December 31, 1994........    420,514     .04 --  .94           .66
     Granted......................     74,756    1.00 -- 1.19          1.07
     Exercised....................    (15,915)    .04 --  .94           .16
     Canceled.....................    (10,579)    .04 -- 1.00           .25
                                    ---------    ------------         -----
Balance, December 31, 1995........    468,776     .04 -- 1.19           .74
     Granted......................    324,356    1.19 -- 6.15          5.37
     Exercised....................    (45,491)    .04 -- 1.19           .70
     Canceled.....................    (15,212)    .82 -- 5.13          2.30
                                    ---------    ------------         -----
Balance, December 31, 1996........    732,429     .04 -- 6.15          2.75
     Granted......................    633,008    6.12 --11.13          8.46
     Exercised....................    (42,409)    .04 -- 6.15           .93
     Canceled.....................    (48,509)    .69 -- 7.17          4.45
                                    ---------    ------------         -----
Balance, December 31, 1997........  1,274,519    $.04 --11.13          5.50
                                    =========    ============         =====
Exercisable December 31, 1997.....    336,805    $.04 -- 7.17          1.70
                                    =========    ============         =====

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1995, 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                              DECEMBER 31,
                             -----------------------------------------------
                                 1995             1996             1997
                             -------------    -------------    -------------
Risk-free interest rate....  5.67% -- 7.79%   5.54% -- 6.83%   5.83% -- 6.86%
Expected dividend yield....       0%               0%               0%
Expected life..............     7 Years          7 Years          7 Years
Expected volatility........       35%              33%              60%

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The total value of the options granted during the years ended 1995, 1996 and 1997 was computed as approximately $40,000, $867,000 and $3,561,000, respectively. Of these amounts, approximately $4,000, $99,000 and $458,000 would be charged to operations for the years ended December 31, 1995, 1996 and 1997, respectively. The remaining amount would be amortized over the related vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and the assumptions used in valuing these options.

     The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options. The pro forma effect of SFAS No. 123 for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                                 DECEMBER 31,
                              -----------------------------------------------------------------------------------
                                        1995                        1996                         1997
                              -------------------------   -------------------------   ---------------------------
                              AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED     PRO FORMA
                              -----------   -----------   -----------   -----------   ------------   ------------
Net loss....................  $(7,476,753)   (7,480,575)  $(6,021,690)  $(6,121,057)  $(10,651,101)  $(11,109,101)
                              ===========   ===========   ===========   ===========   ============   ============
Basic net loss per common
  share.....................  $     (7.25)        (7.25)  $     (5.65)  $     (5.74)  $      (2.62)  $      (2.73)
                              ===========   ===========   ===========   ===========   ============   ============
Pro forma net loss per
  common share..............  $     (1.77)        (1.77)  $     (1.17)  $     (1.19)  $      (1.50)  $      (1.56)
                              ===========   ===========   ===========   ===========   ============   ============

  (b) Warrants

     In connection with the issuance of the Company's Series G redeemable convertible preferred stock, the Company granted warrants to purchase shares of common stock. The total number of shares issuable upon exercise of the warrants and the exercise price will be determined once the Company completes its first firm commitment underwritten public offering in which the net proceeds to the Company are at least $17,500,000 (the "Designated Public Offering"). The warrants shall become exercisable only if the Designated Public Offering occurs after December 20, 2000. If the Designated Public Offering occurs on or prior to December 20, 2000, the warrants shall become null and void. The warrants are exercisable beginning on the later of (i) the date of the closing of the Designated Public Offering after December 20, 2000, or (ii) the date of closing in connection with, or expiration of, the underwriters' overallotment option in connection with the Designated Public Offering. The warrants expire on the earlier of (i) the date of closing of the Designated Public Offering provided the closing occurs on or prior to December 20, 2000, or (ii) December 20, 2003.

     In conjunction with the Company's master lease agreement (see Note 9), the Company issued warrants for the purchase of 210,000 shares of Series A redeemable convertible preferred stock at an exercise price of $1.00 per share. Upon conversion of the Series A redeemable convertible preferred stock into common stock as discussed in Note 10(b), the warrantholder became entitled to purchase 51,220 shares of common stock at an exercise price of $4.10 per share. The warrants are fully exercisable and expire on August 15, 2002. The value assigned to the warrants, $90,500, is being accounted for as debt discount and is being amortized over the lease period.

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In conjunction with the Company's agreement with Genentech (see Note 8), the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $16.22 per share. The warrants are exercisable on December 18, 1999 and expire on December 18, 2007.

(13) OPERATING LEASE

     In December 1994, the Company entered into an operating lease for its office and research facilities. The lease expires in December 1999 with an option to renew for two additional five-year terms. The Company has received certain rent concessions during the initial term of the lease. Rent expense is being recognized ratably over the term of the lease. Deferred rent included in the accompanying consolidated balance sheet represents the difference between cash paid to date and rent expense recognized to date. Rent expense for 1995, 1996 and 1997 amounted to approximately $503,000, $459,000 and $459,000 respectively.

     Future minimum rental payments at December 31, 1997 are as follows:

                                                             AMOUNT
                                                           ----------
Year Ending December 31,
  1998...................................................  $  803,000
  1999...................................................     736,000
                                                           ----------
                                                           $1,539,000
                                                           ==========

(14) INCOME TAXES

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by the enacted tax rates that would be in effect when any differences between the financial statement and tax bases of assets or liabilities reverse. The Company has elected to defer certain research and development costs as defined in the Internal Revenue Code. As of December 31, 1997, the Company has available deferred research and development costs of approximately $20,983,000, net operating loss carryforwards of approximately $4,754,000 and research and development credit carryforwards of approximately $900,000 to reduce future federal income taxes, if any. The net operating loss and credit carryforwards expire beginning in the year 2007 and are subject to review and possible adjustment by the Internal Revenue Service. Due to the uncertainty related to the realization of future tax return benefits of the deferred tax assets, a full valuation allowance has been provided.

                                                        1996          1997
                                                     ----------    -----------
Operating loss carryforwards.......................  $  973,000    $ 1,902,000
Tax credit carryforwards...........................     500,000        900,000
Start-up costs.....................................     465,000        160,000
Development costs..................................   6,492,000      9,905,000
Nondeductible accruals.............................     191,000         84,000
Depreciation.......................................      94,000        189,000
                                                     ----------    -----------
                                                      8,715,000     13,140,000
Less -- Valuation allowance........................   8,715,000     13,140,000
                                                     ----------    -----------
                                                     $       --    $        --
                                                     ==========    ===========

     The United States Tax Reform Act of 1986 contains provisions that may limit the Company's net operating loss and credit carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders. The Company has completed numerous

                         LEUKOSITE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

financings since its inception and has incurred ownership changes, as defined in the Tax Reform Act of 1986. The Company believes that the ownership changes will not significantly impact its ability to utilize its net operating loss and tax credit carryforwards.

(15) COMMITMENTS

  (a) Research, License and Consulting Agreements

     The Company has entered into various research, license and consulting agreements to support its research and development activities. These agreements generally expire over several years. Certain of such agreements contain provisions for future royalties to be paid on sales of products developed under the agreements. The Company also has commitments to fund research and development under arrangements discussed in Notes 7 and 15(b).

     Future minimum commitments under research, license and consulting agreements, excluding any funding related to the Ilex joint venture discussed in
Note 7, at December 31, 1997 are approximately as follows:

1998......................................................  $521,500
1999......................................................    22,500

  (b) LeukoSite (U.K.) Limited

     The Company has a wholly owned subsidiary, LeukoSite (UK) Limited ("LeukoSite UK"). LeukoSite UK was incorporated for the purpose of entering into a research agreement to fund research activity in the United Kingdom. An agreement has been established whereby LeukoSite UK will contribute $3,000,000 toward funding the construction, equipping and the operations of a research center in the UK. The Company has paid and charged to operations $2,000,000 of such commitment as of December 31, 1997, and the balance will be paid in six-month intervals of $250,000 each. It is expected that the Company will fund most of the cash requirements of LeukoSite UK.

(16) ACCRUED EXPENSES

     Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1996          1997
                                                      ----------    ----------
Payroll and payroll-related.........................  $  338,441    $  608,724
Consulting and contract research....................     314,595       263,300
Legal fees..........................................      62,832       145,018
Other...............................................     328,212       849,381
                                                      ----------    ----------
                                                      $1,044,080    $1,866,423
                                                      ==========    ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the General Partners of L&I Partners, L.P.:

We have audited the accompanying balance sheet of L&I Partners, L.P. (a Delaware Limited Partnership in the development stage) as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the period from inception (May 2, 1997) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&I Partners, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the period from inception (May 2, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

San Antonio, Texas
January 30, 1998

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                                              DECEMBER 31, 1997
                                                              -----------------
ASSETS
Cash and cash equivalents...................................     $   353,258
                                                                 -----------
          Total assets......................................     $   353,258
                                                                 ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable to Related parties.......................     $ 1,201,975
  Accrued subcontractor costs...............................       3,210,115
                                                                 -----------
          Total liabilities.................................       4,412,090
                                                                 -----------
Commitments and contingencies (note 4)
Partners' capital
  Limited Partners' Capital.................................     $ 2,643,300
  General Partner's Capital.................................          26,700
  Receivable from general partner...........................         (13,000)
  Deficit accumulated during the development stage..........      (6,715,832)
                                                                 -----------
          Total partners' capital...........................      (4,058,832)
                                                                 -----------
          Total liabilities and partners' capital...........     $   353,258
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                                                                   FOR THE PERIOD FROM
                                                                        INCEPTION
                                                                  (MAY 2, 1997) THROUGH
                                                                    DECEMBER 31, 1997
                                                              -----------------------------
Revenues:...................................................           $        --
                                                                       -----------
Operating expenses:
  General and administrative................................                    --
  Costs of contract research services performed by related
     parties................................................             1,202,038
  Subcontractor costs.......................................             5,519,921
                                                                       -----------
          Total operating expenses..........................             6,721,959
                                                                       -----------
          Operating loss....................................           $(6,721,959)
                                                                       -----------
Interest income.............................................                 6,127
                                                                       -----------
          Net loss..........................................           $(6,715,832)
                                                                       ===========
          Net loss to general partner.......................           $   (67,158)
                                                                       ===========
          Net loss to limited partners......................           $(6,648,674)
                                                                       ===========

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                         STATEMENT OF PARTNERS' CAPITAL

                                                          LIMITED       GENERAL
                                                         PARTNERS'     PARTNER'S
                                                          CAPITAL       CAPITAL        TOTAL
                                                        -----------    ---------    -----------
Balance -- Inception May 2, 1997......................  $        --    $     --     $        --
  Contributions.......................................    2,643,300      26,700       2,670,000
  Receivable from general partner.....................           --     (13,000)        (13,000)
  Net Loss............................................   (6,648,674)    (67,158)     (6,715,832)
                                                        -----------    --------     -----------
Balance -- December 31, 1997..........................  $(4,005,374)   $(53,458)    $(4,058,832)
                                                        ===========    ========     ===========

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                               FOR THE PERIOD
                                                               FROM INCEPTION
                                                                (MAY 2, 1997)
                                                                   THROUGH
                                                              DECEMBER 31, 1997
                                                              -----------------
Cash flows from operating activities:
  Net loss..................................................     $(6,715,832)
  Adjustments to reconcile net loss to net cash used in
     operating activities -- Increase in liabilities
     Accounts payable to partners...........................       1,201,975
       Accrued subcontractor costs..........................       3,210,115
                                                                 -----------
  Net cash used in operating activities.....................      (2,303,742)
                                                                 -----------
Cash flows from financing activities:
  Capital Contributions.....................................       2,657,000
                                                                 -----------
     Net cash provided by financing activities..............       2,657,000
                                                                 -----------
Net increase in cash and cash equivalents...................         353,258
Cash and cash equivalents, beginning of period..............              --
                                                                 -----------
Cash and cash equivalents, end of period....................     $   353,258
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Control

     L&I Partners, L.P. (L&I), was founded in May 1997 as a joint venture between Ilex Oncology, Inc. (Ilex) and LeukoSite, Inc. (LeukoSite). L&I was formed to develop and commercialize a monoclonal antibody for the treatment of chronic lymphocytic leukemia, pursuant to an agreement of limited partnership and a license agreement between LeukoSite, Ilex and L&I. The development and commercialization activities of the joint venture will be managed with equal control by each party. LeukoSite and Ilex will generally share equally in profits from the sales of the compound and in all future research, development, clinical and commercial costs. The joint venture expires in 2017, but provides for either partner to purchase the other partner's ownership interest in the joint venture in the event of an unresolved deadlock (relating to the activities of the partnership) after the earlier of a change in control (as defined therein) of the other party or October 1, 2000. In addition, in the event that one party is unable or unwilling to fulfill its funding obligations to the joint venture, then in certain circumstances, the party that funds the joint venture shall gain control of the management of the joint venture, subject to certain catch-up rights of the other party.

     L&I is in the development stage and has not yet generated operating revenues nor is there any assurance of future revenues. Since inception, L&I has received significant support from LeukoSite and Ilex. Although its close affiliation with LeukoSite and Ilex puts it in a preferred position to develop and commercialize a product, L&I continues to be subject to the risks and challenges associated with other companies in a comparable stage of development including the ability to obtain adequate financing to fund operations and development, dependence on key individuals and entities, competition from larger companies and successful marketing of its services and products. Accordingly, L&I's future success is uncertain.

     During the period ended December 31, 1997, L&I incurred a net loss of $6,715,832, had negative working capital of $4,058,832 and negative partners' capital of $4,058,832. The ability of L&I to continue as a going concern is dependent upon the ongoing support of its partners. The general and limited partners have committed to making additional capital contributions in order to fund the obligations and operations of L&I.

     Under the partnership structure, Ilex and LeukoSite each hold a 49.5 percent limited partner interest and L&I LLC holds a 1 percent general partner interest in L&I. Ilex and LeukoSite each hold a 50 percent limited partner interest in L&I LLC.

  (b) Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and are not the basis for reporting taxable income to the partners. The financial statements include the accounts of L&I only.

  (c) Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  (d) Statement of Cash Flows

     L&I considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Noncash financing activities for the period ended December 31, 1997 include amounts receivable from the general partner of $13,000.

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  (e) Income Taxes

     Income and deductions of L&I for federal income tax purposes are includable in the tax returns of the individual partners. Accordingly, no recognition has been given to federal income taxes in the accompanying consolidated financial statements of L&I.

  (f) Price Risk Management Activities

     L&I may enter into exchange traded futures and options contracts, forward contracts, swaps and other financial instruments with third parties to hedge foreign currency commitments. As of and for the period ended December 31, 1997, L&I had not entered into any such agreements.

  (g) Allocation of Net Income (Loss) and Cash Distributions

     Net income (loss) is allocated to partners based on their effective ownership interest in the operating results of L&I. L&I is not required to make cash distributions.

(2) RELATED PARTY TRANSACTIONS

     L&I Partners, L.P. extensively utilizes services from both limited partners, Ilex Oncology, Inc. and LeukoSite, Inc. These services include contract research, development, scientific expertise, business development services and general management. The limited partners also provide certain general management services free of charge to L&I. In 1997, L&I incurred the following related party expenses for contract research services:

                                                          DECEMBER 31,
                                                              1997
                                                          ------------
ILEX..................................................     $  951,869
LeukoSite.............................................        250,106
                                                           ----------
                                                           $1,201,975
                                                           ==========

(3) LICENSING AGREEMENTS

     L&I has sub-licensed the rights to Campath 1-H from LeukoSite. The licensing agreement grants L&I the right to develop and market the product and to license the rights to the compound to other third parties. Under terms of the agreement, L&I is required to pay certain fees and royalties to LeukoSite as defined in the agreement. No such payments were required for the period ended December 31, 1997.

(4) COMMITMENTS AND CONTINGENCIES

     L&I has entered into a development agreement with a third party for the manufacture of clinical trial material and process development necessary to support regulatory submission of the product. This contract calls for an aggregate payment in Deutsche Marks (DM) of DM 13,302,000 (U.S. dollar equivalent of $7,749,000 at December 31, 1997) during the period 1997 and 1998. L&I paid a portion of this amount (31%) in 1997. Expenses under this agreement are recognized on a percentage completion basis and as of December 31, 1997, $5,519,921 had been expensed associated with this agreement.

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(5) SUBSEQUENT EVENTS

     L&I entered into a series of foreign currency exchange swaps in January 1998 to limit its German DM exposure. The floor exchange rate of 1.78 DM to the dollar will be used for the accrual of anticipated manufacturing costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1 -- Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 1998. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 1998. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required with respect to this item may be found in the sections captioned "Principal Stockholders" and "Proposal No. 1 -- Election of Directors" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 1998. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 1998. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF FORM 10-K

1.  FINANCIAL STATEMENTS.

     The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

     - Balance Sheets as of December 31, 1996 and 1997

     - Statements of Operations for the years ended December 31, 1995, 1996 and 1997

     - Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

     - Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

     - Notes to Financial Statements

     - Report of Independent Auditors

2.  FINANCIAL STATEMENT SCHEDULE.

     None.

     Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3.  LIST OF EXHIBITS.

EXHIBITS
--------
 3.1*       Restated Certificate of Incorporation of the Registrant.
 3.2*       Amended and Restated By-Laws of the Registrant, as amended to date.
 4.1*       Specimen certificate for shares of Common Stock.
 4.2*       Description of Capital Stock (contained in the Restated
            Certificate of Incorporation of the Registrant, filed as
            Exhibit 3.1).
10.1*       Consulting Agreement, dated January 22, 1993, between the
            Registrant and Timothy Springer.
10.2*       License Agreement, dated June 15, 1993, between the
            Registrant and the Center for Blood Research, Inc.
10.3*       License Agreement, dated as of January 2, 1995, between the
            Registrant and Stanford University.
10.4*       (a) The Research, Development and Marketing Agreement, dated
            September 30, 1994, between the Registrant and
            Warner-Lambert Company, as amended by First Amendment to the
            Research, Development and Marketing Agreement, dated as of
            July 1, 1995.
            (b) The Research, Development and Marketing Agreement, dated
            July 1, 1995, between the Registrant and Warner-Lambert
            Company.
10.5*       License Agreement, dated March 15, 1995, between the
            Registrant and Lynxvale Ltd.
10.6*       Service Agreement, dated as of March 9, 1995, between the
            Registrant and MRC Collaborative Centre.
10.7*       License Agreement, dated March 25, 1996, between the
            Registrant and Children's Medical Center Corporation.

EXHIBITS
--------
10.8*       (a) License Agreement, dated January 31, 1996, between the
            Registrant and The Imperial College of Science, Technology &
            Medicine, Imperial Exploitation Limited.
            (b) Research Agreement, dated March 14, 1996, between the
            Registrant and The Imperial College of Science, Technology &
            Medicine, Imperial Exploitation Limited.
10.9*       Research Collaboration and License Agreement, dated July 12,
            1996, between the Registrant and Roche Bioscience.
10.10*      Agreement for the construction and operation of a
            Therapeutic Antibody Centre within the University of Oxford, dated October 6, 1994, among the University of Oxford, The
            Medical Research Council, the Registrant and LeukoSite
            Limited.
10.11*      License Agreement between the Registrant and British
            Technology Group Limited.
10.12*      Letter Agreement, dated September 30, 1996, between the
            Registrant and The Wellcome Foundation Limited.
10.13*      Material Release Agreement, dated September 30, 1996,
            between the Registrant and The Wellcome Foundation Limited.
10.14*      Letter Agreement, dated October 7, 1996, between the
            Registrant and Warner-Lambert/Parke-Davis.
10.15*      Research Collaboration and License Agreement, dated April
            24, 1997, between the Registrant and Kyowa Hakko Kogyo Co.
            Ltd.
10.16*      Agreement, dated September 25, 1996, between the Registrant and Oxford Asymmetry Limited.
10.17*      (a) Agreement of Limited Partnership of L&I Partners, L.P.
            (b) License Agreement, dated May 2, 1997, between L&I
            Partners, L.P. and the Registrant.
10.18*      Lease agreement for portion of 215 First Street, Cambridge,
            MA, dated June 8, 1994, between the Registrant and Robert A.
            Jones and K. George Najarian, as Trustees for Athenaeum
            Realty Nominee Trust.
10.19*      Master Lease Agreement, dated December 13, 1993, between the
            Registrant and Comdisco, Inc.
10.20*      (a) Warrant, dated December 13, 1993, between the Registrant and Comdisco, Inc. (b) Warrant, dated December 13, 1993,
            between the Registrant and Comdisco, Inc.
10.21*      Master Equipment Lease, dated as of October 3, 1994, between the Registrant and Phoenix Leasing Incorporated.
10.22*      Senior Loan and Security Agreement, dated March 14, 1997,
            between the Registrant and Phoenix Leasing Incorporated.
10.23       (a) Amended and Restated 1993 Stock Option Plan.
            (b) First Amendment to Amended and Restated 1993 Stock
            Option Plan.
            (c) Second Amendment to Amended and Restated 1993 Stock
            Option Plan.
            (d) Third Amendment to Amended and Restated 1993 Stock
            Option Plan.
10.24       1997 Employee Stock Purchase Plan.
10.25*      (a) Series C Convertible Preferred Stock Purchase Agreement,
            dated as of November 8, 1994, between the Registrant and
            Warner-Lambert Company.
            (b) Series E Convertible Preferred Stock Purchase Agreement,
            dated as of January 3, 1996, between the Registrant and
            Warner-Lambert Company.
            (c) Amendment, Modification and Conversion Agreement, dated
            June 26, 1997, between the Registrant and Warner-Lambert
            Company.

EXHIBITS
--------
10.26*      Second Amended and Restated Stockholders' Agreement, dated
            December 20, 1996, by and among the Registrant and parties signatory thereto, as amended.
10.27*      Deed of Assumption, dated June 16, 1997, among the
            University of Oxford, the Medical Research Council,
            LeukoSite, Inc. and LeukoSite (U.K.) Limited.
10.28*      Letter Agreement, dated June 26, 1997, between the
            Registrant and HealthCare Ventures III, L.P. and HealthCare
            Ventures IV, L.P.
10.29**     Amendment to the Research Collaboration and License
            Agreement effective April 24, 1997 by and between Kyowa
            Hakko Kogyo Co., Ltd. and the Registrant.
10.30**     Global Amendment to MCP-1 and IL-8 Agreements between the
            Registrant and Warner-Lambert Company.
10.31***    Development Collaboration and License Agreement, dated as of
            December 18, 1997, between the Registrant and Genentech,
            Inc.
10.32***    Securities Purchase Agreement, dated as of December 18, 1997 between the Registrant and Genentech, Inc.
10.33***    Loan Agreement, dated as of December 18, 1997, between the
            Registrant and Genentech, Inc.
10.34***    Registration Rights Agreement, dated as of December 18, 1997 between the Registrant and Genentech, Inc.
10.35***    Letter Agreement, dated as of December 18, 1997, between the
            Registrant and Genentech, Inc.
21.1*       Subsidiary of the Registrant.
27.1        Financial Data Schedule.
27.2        Financial Data Schedule.

---------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-6795).

** Incorporated by reference from the Registrant's Quarterly Report or Form 10-Q for the quarter ended September 30, 1997.

*** Incorporated by reference from the Registrant's Current Report on Form 8-K dated January 26, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEUKOSITE, INC.

                                          By:  /s/ CHRISTOPHER K. MIRABELLI,
                                                           PH.D.
                                            ------------------------------------
                                              CHRISTOPHER K. MIRABELLI, PH.D.
                                            CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                          PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

                                          Date: March 24, 1998
                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registration and in the capacities on the dates indicated.

                     SIGNATURE                                       TITLE                         DATE
                     ---------                                       -----                         ----

        /s/ CHRISTOPHER K. MIRABELLI, PH.D.          Chairman of the Board of Directors,        March 24, 1998
---------------------------------------------------  President and Chief Executive Officer
          CHRISTOPHER K. MIRABELLI, PH.D.            (Principal Executive Officer)

               /s/ AUGUSTINE LAWLOR                  Vice President, Corporate Development      March 24, 1998
---------------------------------------------------  and Chief Financial Officer
                 AUGUSTINE LAWLOR                    (Principal Financial and Accounting
                                                     Officer)

                 /s/ KATE BINGHAM                    Director                                   March 24, 1998
---------------------------------------------------
                   KATE BINGHAM

             /s/ YASUNORI KANEKO, M.D.               Director                                   March 24, 1998
---------------------------------------------------
               YASUNORI KANEKO, M.D.

              /s/ JOHN W. LITTLECHILD                Director                                   March 24, 1998
---------------------------------------------------
                JOHN W. LITTLECHILD

             /s/ MARTIN PERETZ, PH.D.                Director                                   March 24, 1998
---------------------------------------------------
               MARTIN PERETZ, PH.D.

                /s/ MARK SKALETSKY                   Director                                   March 24, 1998
---------------------------------------------------
                  MARK SKALETSKY

          /s/ TIMOTHY A. SPRINGER, PH.D.             Director                                   March 24, 1998
---------------------------------------------------
            TIMOTHY A. SPRINGER, PH.D.

          /s/ CHRISTOPHER T. WALSH, PH.D.            Director                                   March 24, 1998
---------------------------------------------------
            CHRISTOPHER T. WALSH, PH.D.