Form 10-Q
period 1998-03-31
LEUKOSITE INC
filed 1998-05-13
CIK 915320

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                          ----------------------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X            NO
         ---              ---

The number of shares outstanding of each of the registrant's classes of common stock as of:

    DATE                        CLASS                      OUTSTANDING SHARES
May 7, 1998          Common stock, $.01 par value              9,896,440


-------------------------------------------------------------------------------

                                 LEUKOSITE, INC.
                         ( A Development Stage Company)
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----



PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 1997 and March 31, 1998                               3

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and 1998, and for the Period from
         Inception (May 1, 1992) to March 31, 1998                          4

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1998, and for the Period from
         Inception (May 1, 1992) to March 31, 1998                          5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial                  8
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        11

Item 6.  Exhibits and Reports on Form 8-K                                  11


         Signatures                                                        12

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LEUKOSITE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31, 1997   MARCH 31, 1998
                                                           -----------------   --------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 10,587,873    $  6,355,951
   Marketable securities                                        14,569,100      14,696,306
   Other current assets                                            408,811         572,414
                                                              ------------    ------------
     Total current assets                                       25,565,784      21,624,671
                                                              ------------    ------------
Property and equipment, net of accumulated depreciation
     and amortization                                            2,439,289       2,292,385
                                                              ------------    ------------
Other assets                                                        27,090          27,090
                                                              ------------    ------------
Total assets                                                  $ 28,032,163    $ 23,944,146
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                      $  2,063,410    $  1,987,062
   Obligation to fund L&I Joint Venture                          1,770,310       1,153,169
   Deferred revenue                                              1,161,250       1,361,254
   Deferred rent, current portion                                  243,171         243,171
   Current portion of capital lease obligations                    866,835         757,945
                                                              ------------    ------------
     Total current liabilities                                   6,104,976       5,502,601
                                                              ------------    ------------
Deferred rent, net of current portion                              222,907         162,114
                                                              ------------    ------------
Capital lease obligations, less current portion                    896,578         765,406
                                                              ------------    ------------
Stockholders' equity:
      Preferred stock $.01 par value-
        Authorized-5,000,000 shares
        Issued and outstanding-no shares                                --              --
      Common stock, $.01 par value-
        Authorized-25,000,000 shares
        Issued and outstanding-9,875,741 shares at December
        31,1997 and 9,891,532 shares at March 31, 1998              98,758          98,916
      Additional paid-in capital                                53,294,367      53,348,009
      Deficit accumulated during the development stage         (32,585,423)    (35,932,900)
                                                              ------------    ------------
        Total stockholders' equity                              20,807,702      17,514,025
                                                              ------------    ------------
        Total liabilities and stockholders' equity            $ 28,032,163    $ 23,944,146
                                                              ============    ============

                         LEUKOSITE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    INCEPTION
                                                                                  (MAY 1, 1992)
                                                THREE MONTHS ENDED MARCH 31,         THROUGH
                                                  1997                1998        MARCH 31,1998
                                                  ----                ----        -------------
REVENUES:
   Corporate collaborations                    $   798,590       $ 2,217,201       $ 11,406,652
   Government grants                               107,172           140,844            801,073
                                               -----------       -----------       ------------
     Total revenue                                 905,762         2,358,045         12,207,725
                                               -----------       -----------       ------------

OPERATING EXPENSES:
   Research and development                      2,781,506         4,105,814         38,275,934
   General and administrative                      379,112           632,260          5,944,342
                                               -----------       -----------       ------------
     Total operating expenses                    3,160,618         4,738,074         44,220,276
                                               -----------       -----------       ------------

LOSS FROM OPERATIONS                            (2,254,856)       (2,380,029)       (32,012,551)

OTHER INCOME (EXPENSE):
   Equity in operations of joint venture                --        (1,266,207)        (4,624,123)
   Interest income                                 102,800           338,501          2,008,510
   Interest expense                                (42,795)          (39,742)          (694,736)
                                               -----------       -----------       ------------

NET LOSS                                       $(2,194,851)      $(3,347,477)      $(35,322,900)
                                               ===========       ===========       ============

NET LOSS PER COMMON SHARE
    Basic and diluted                          $     (2.23)      $      (.34)
                                               ===========       ===========
     Pro forma                                 $      (.40)
                                               ===========

SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE
    Basic and diluted                            1,091,385         9,881,358
                                               ===========       ===========
    Pro forma                                    6,047,229
                                               ===========

                         LEUKOSITE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          INCEPTION
                                                                        THREE MONTHS ENDED              (MAY 1, 1992)
                                                                              MARCH 31,                    THROUGH
                                                                       1997              1998          MARCH 31, 1998
                                                                       ----              ----          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(2,194,851)      $ (3,347,477)      $(35,322,900)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock compensation expense                                                  --                 --             89,339
Depreciation and amortization                                          269,999            253,805          3,225,121

Equity in operations of joint venture                                       --          1,266,207          4,624,123
Change in operating assets and liabilities:
  Other current assets                                                  30,017           (163,603)          (572,414)
  Accounts payable and accrued expenses                                289,193            (76,348)         2,553,764
  Deferred revenue                                                     250,000            200,004          1,361,254
  Deferred rent                                                        (22,937)           (60,793)           405,285
                                                                   -----------       ------------       ------------
   Net cash used in operating activities                            (1,378,579)        (1,928,205)       (23,636,428)
                                                                   -----------       ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                               (1,945,689)        (3,727,206)       (41,791,287)
  Proceeds from maturities of marketable securities                  2,911,384          3,600,000         27,086,536
  Investment in joint venture                                               --         (1,883,348)        (3,470,954)
  Purchases of property and equipment                                  (20,232)          (106,901)        (1,941,689)
  Decrease (increase) in other assets                                       --                 --            (27,090)
                                                                   -----------       ------------       ------------
   Net cash provided (used) in investing activities                    945,463         (2,117,455)       (20,144,484)
                                                                   -----------       ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                                 (251,332)          (240,062)        (2,520,223)
 Net proceeds from notes payable                                            --                 --          2,086,312
 Proceeds from redeemable convertible preferred stock,
   net of issuance costs                                             3,819,506                 --         23,256,599
 Proceeds from initial public offering, net of issuance costs               --                 --         15,297,020
 Issuance of common stock                                                   --             45,368          4,015,368
 Exercise of stock options                                               6,458              8,432             89,912
 Issuance of convertible preferred stock,
    net of issuance costs                                                   --                 --          7,911,875
                                                                   -----------       ------------       ------------

   Net cash provided (used) by financing activities                  3,574,632           (186,262)        50,136,863
                                                                   -----------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      3,141,516         (4,231,922)         6,355,951

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            4,430,507         10,587,873                 --
                                                                   -----------       ------------       ------------
CASH AND EQUIVALENTS, END OF PERIOD                                $ 7,572,023       $  6,355,951       $  6,355,951
                                                                   ===========       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                        $    42,795       $     39,742       $    908,349
                                                                   ===========       ============       ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
   Property and equipment purchased under capital lease
   obligations                                                     $   114,988       $         --       $  3,817,374
                                                                   ===========       ============       ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Operations and Basis of Presentation

     LeukoSite, Inc. (the "Company") was incorporated on May 1, 1992. The Company is engaged in the development of proprietary immunomodulatory therapeutics with potential applications in cancer and inflammatory, autoimmune, and viral diseases.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2.   Summary of Significant Accounting Policies

     (a)  Cash Equivalents and Marketable Securities

     Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities consist of securities with original maturities of greater than three months. The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified its investments as held-to-maturity. The investments that the Company has the positive intent and ability to hold to maturity, are reported at amortized cost, which approximates fair market value.

     As of March 31, 1998 there were no material unrealized gains or losses on any investments. Cash and cash equivalents and marketable securities consisted of the following:

                                                                  December 31, 1997        March 31, 1998

                Cash and cash equivalents:
                     Cash                                            $ 1,373,786             $   475,334
                     Money market funds                                6,609,783               3,873,791
                     Taxable auction securities                        2,604,304               2,006,826
                                                                     -----------             -----------
                                                                     $10,587,873             $ 6,355,951
                                                                     ===========             ===========

                Marketable securities:
                     U.S. government agency obligations
                        (average maturity of 5 months)               $ 6,094,401             $ 6,174,489
                     Corporate bonds and notes (average
                        maturity of  5  months)                        8,474,699               8,521,817
                                                                     -----------             -----------
                                                                     $14,569,100             $14,696,306
                                                                     ===========             ===========

     (b) Net Loss per Common Share

     In March 1997 the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. The Company adopted SFAS No. 128 effective December 15, 1997. Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of stock options and warrants would be antidilutive. Pro forma net loss per common share assumed the automatic conversion of all outstanding shares of redeemable convertible preferred stock and convertible preferred stock into common stock using the as-converted method, which occurred upon the closing of the Company's initial public offering on August 15, 1997. In addition, the 1997 net loss available to common stockholders has been adjusted to include $244,000 of dividends attributable to redeemable convertible preferred stock.

3.   Ilex Agreement

     In May 1997 the Company and Ilex Oncology, Inc. (Ilex) entered into a joint venture agreement that established a limited partnership for the purpose of developing LDP-03. Under the terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements. The joint venture expires in 2017, but provides for either partner under certain circumstances to purchase the other partner's ownership position of the joint venture after October 2000. Should either party fail to fulfill its funding obligations, control of the joint venture may change.

     The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. For the three months ended March 31, 1998 the Company's share of the joint venture's recorded loss was $1,266,207 and the Company had a funding liability of $1,153,169 to the joint venture as of March 31, 1998. The Company charged the joint venture $133,455 for costs incurred on its behalf.

     The joint venture has entered into a agreement with a third party to manufacture LDP-03. In connection with this agreement, the Company and Ilex have guaranteed the payment of the obligations of the joint venture due under the manufacturing agreement. As of March 31, 1998 the remaining obligation was approximately $2.4 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including but not limited, (i) statements about the adequacy of the Company's capital resources, interest income and revenues from its collaboration agreements to fund its operating expenses and capital requirements into early 2000, (ii) statements about the amount of capital expenditures that the Company expects to incur in 1998 and (iii) certain statements identified or qualified by words such as "anticipate," "plan," "believe," "estimate," "expect" and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain and that the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

OVERVIEW

The Company is a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics developed using its technology may be used to treat cancer and inflammatory, autoimmune and viral diseases. The Company applies its technologies and expertise in leukocyte biology to the discovery and development of novel and proprietary drugs that destroy or block the disease-promoting actions of leukocytes. The Company has been funded to date primarily through proceeds from private placements, a public offering of equity securities and receipts from collaboration agreements and capital leases. To date, the Company has not received any revenue from the sale of products and does not expect to generate material product revenues for the next several years. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of March 31, 1998 the Company had an accumulated deficit of approximately $35.9 million.

In 1994, 1995 and 1996 the Company signed agreements with Warner-Lambert for the discovery and development of drugs that are intended to antagonize the MCP-1, IL-8 and CCR5 and CXCR4 receptors found on certain classes of leukocytes. In January 1998 Warner-Lambert made a $1 million payment related to the achievement of certain milestones. In July 1996 the Company signed an agreement with Roche Bioscience for the discovery and development of therapeutics that are intended to antagonize the CCR3 receptor found on a certain class of leukocytes. In April 1997 the Company signed an agreement with Kyowa for the discovery and development of therapeutics that are intended to antagonize the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In May 1997 the Company entered into a joint venture with Ilex Oncology for the development of LDP-03 (CAMPATH-1H) for the treatment of chronic lymphocytic leukemia. In December 1997 the Company entered into a collaboration agreement with Genentech for the development of a monoclonal antibody therapeutic intended to be used in the treatment of inflammatory bowel disease.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997.

Revenues for the three months ended March 30, 1998 were $2,358,000 compared to $906,000 for the comparable period in 1997. This increase of approximately $1,452,000 was the result of greater research funding and the achievement of a milestone from corporate collaborations with Kyowa, Roche Bioscience, and Warner-Lambert.

Research and development expenses for the three months ended March 31, 1998 were $4,106,000 compared to $2,782,000 for the comparable period in 1997. This increase of approximately $1,324,000 was primarily due to the preparation of clinical trial material and clinical research related to the Company's LDP-01 and LDP-02 programs. To a lesser extent, the increase was the result of increased staffing and consumption of supplies associated with the Company's drug discovery programs. The Company expects that research and development expenses will increase over the next several years as the Company further expands its discovery and development programs.

General and administrative expenses for the three months ended March 31, 1998 were $632,000 compared to $379,000 for the comparable period in 1997. This increase of approximately $253,000 was primarily due to an increase in expenses associated with business development and operating as a public company. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

Equity in Operations of Joint Venture for the three months ended March 31, 1998 was a loss of $1,266,000. No loss was recorded by the joint venture in the comparable period last year because the joint venture was formed in May 1997. Joint venture expenses were primarily related to the manufacture of LDP-03 by a third party for use in clinical trials and to a lesser extent activities related to data analysis, regulatory submissions and activities related to pivotal clinical trials begun April 1998.

Interest income (expense), net for the three months ended March 31, 1998 was $299,000 compared to $60,000 for the comparable period in 1997. This increase was primarily due to interest income resulting from higher average cash balances resulting from proceeds received from LeukoSite's initial public offering completed in August 1997 and proceeds from the sale of common stock to Genentech completed in December 1997.

Net Loss for the three months ended March 31, 1998 was $3,347,000 compared to $2,195,000 for the comparable period in 1996. The net loss increased approximately $1,152,000 and was due primarily to greater research and development expenses related to the Company's small molecule and monoclonal antibody programs as well as its joint venture with Ilex for the development of LDP-03. Increased expenses were offset in part by increased revenues received from corporate collaborators.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded primarily through proceeds from the sale of equity securities, which have raised approximately $52.6 million, and to a lesser extent license fees and sponsored research, which have generated approximately $11.3 million, and capital lease obligations, which have generated approximately $3.8 million. The Company has used cash to fund operating losses of approximately $35.3 million, the investment of approximately $1.9 million in equipment and leasehold improvements and the repayment of approximately $2.5 million of capital lease obligations. The Company had no significant commitments as of March 31, 1998 for capital expenditures. At March 31, 1998 the Company had on hand cash, cash equivalents and marketable securities of approximately $21.1 million.

In May 1997 the Company and Ilex entered into a joint venture whereby the parties formed a limited partnership to develop and commercialize LDP-03 for the treatment of chronic lymphocytic leukemia and other diseases. The Company and Ilex are required to make contributions each time the joint venture requires working capital. LeukoSite and Ilex will generally share equally in profits from the sales of LDP-03 and in research, development, and clinical expenses. The capital requirements of the joint venture consist of clinical development expenses. LeukoSite and Ilex estimate that research, development, and clinical expenses for the joint venture will be approximately $5.0 million over the next year. In March 1998 the Company provided the joint venture with approximately $1.7 million in funding and as of March 31, 1998 the Company charged the joint venture approximately $133,000 for expenses incurred on its behalf.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $605,000, of which approximately $568,000 will be paid in 1998. The Company also has a remaining commitment to the Therapeutic Antibody Centre at the University of Oxford in England to provide funding of $1.0 million in semi-annual installments through the year 1999.

The Company believes that its existing capital resources, interest income and revenue from the collaboration agreements will be sufficient to fund its planned operating expenses and capital requirements into early 2000. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the progress of the milestone and royalty producing activities of the Company's collaborative partners, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability of the Company to maintain existing and establish new collaboration agreements with other companies, the technological advances and activities of competitors and other factors.

The Company expects to incur substantial additional expenses, including expenses related to ongoing research and development activities, expenditures for preclinical and clinical trials and the expansion of its laboratory and administrative activities. Therefore, the Company will need to raise substantial additional capital. The Company intends to seek such additional funding through public or private financing or collaboration or other arrangements with collaborative partners. There can be no assurance, however, that additional financing will be available from any sources or, if available, will be available on acceptable terms.

YEAR 2000 ISSUES

The Company is evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. Year 2000 issues are not expected to have a significant impact on the Company's internal information systems and computer technology and ongoing results of operations, although the Company can not predict the impact that Year 2000 issues will have on it as a result of adverse impact on its collaborative partners, vendors or consultants.

PART II OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           The Company's Registration Statement on Form S-1 (Reg. No. 333-30213) was declared effective on August 15, 1997. There has been no further use of proceeds of the offering during the three months ended March 31, 1998.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           27  Financial Data Schedule

       (b) Reports on Form 8-K.

           On January 26, 1998, the Company filed a Current Report on Form 8-K dated December 18, 1997 pursuant to Item 5 of Form 8-K to report the corporate collaboration with Genentech, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     LeukoSite, Inc.
                                     (Registrant)





Dated: May 13, 1998                  /s/ Augustine Lawlor
                                     ------------------------------------------
                                     Augustine Lawlor
                                     Vice President, Corporate
                                     Development and Chief Financial Officer
                                     (Principal Finance and Accounting Officer)