Form 10-Q
period 1998-06-30
LEUKOSITE INC
filed 1998-08-13
CIK 915320

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended June 30, 1998
                                                OR
      |   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

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

     Yes      X                             No
             ----                               ----

     The number of shares outstanding of each of the registrant's classes of common stock as of:

         Date                         Class                Outstanding Shares
     August 10, 1998        Common stock, $.01 par value       11,889,051

-----------------------------------------------------------------------------

                                 LEUKOSITE, INC.
                         ( A Development Stage Company)
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----


PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1997 and June 30, 1998                                         3

                  Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1998, and for the
                  Period from Inception (May 1, 1992) to June 30, 1998                        4

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1997 and 1998, and for the Period from
                  Inception (May 1, 1992) to June 30, 1998                                    5

                  Notes to Condensed Consolidated Financial Statements                        6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         8

PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                  12

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                                                12

Item 4.           Submission of Matters to a Vote of Security
                                                                                             12

Item 6.           Exhibits and Reports on Form 8-K
                                                                                             13


                  Signatures                                                                 14

PART I            FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LeukoSite, Inc. and Subsidiary
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets


                                                               December 31, 1997     June 30, 1998
                                                               ------------------    -----------------
                                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                      $   10,587,873        $   5,984,601
   Marketable securities                                              14,569,100           13,516,349
   Other current assets                                                  408,811              688,669
                                                                  --------------       --------------
     Total current assets                                             25,565,784           20,189,619
                                                                  --------------       --------------
Property and equipment, net of accumulated depreciation
     and amortization                                                  2,439,289            2,675,690
                                                                  --------------       --------------
Other assets                                                              27,090               27,090
                                                                      ----------       --------------
Total assets                                                      $   28,032,163       $   22,892,399
                                                                  --------------       --------------
                                                                  --------------       --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $     2,063,410      $     2,278,610
   Obligation to fund L&I Joint Venture (Note 4)                       1,770,310              958,437
   Deferred revenue                                                    1,161,250            3,881,230
   Deferred rent, current portion                                        243,171              243,171
   Current portion of capital lease obligations                          866,835              661,383
                                                                  --------------       --------------
                                                                  --------------       --------------
     Total current liabilities                                         6,104,976            8,022,831
                                                                  --------------       --------------
Deferred rent, net of current portion                                    222,907              101,322
                                                                  --------------       --------------
Capital lease obligations, net of current portion                        896,578              875,241
                                                                  --------------       --------------
Stockholders' equity:
      Preferred stock $.01 par value-
         Authorized-5,000,000 shares
         Issued and outstanding-no shares                                -                   -
      Common stock, $.01 par value-
         Authorized-25,000,000 shares
         Issued and outstanding-9,875,741 shares at
         December 31,1997 and 9,901,998 shares at June 30, 1998           98,758               99,021
      Additional paid-in capital                                      53,294,367           53,360,510
      Deficit accumulated during the development stage               (32,585,423)         (39,566,526)
                                                                  --------------       --------------
        Total stockholders' equity                                    20,807,702           13,893,005
                                                                  --------------       --------------
        Total liabilities and stockholders' equity                $   28,032,163       $   22,892,399
                                                                  --------------       --------------
                                                                  --------------       --------------

                         LeukoSite, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                                    Inception
                                              Three Months Ended June 30,              Six Months Ended June 30,  (May 1, 1992)
                                            ------------------------------           ----------------------------  through
                                               1997           1998             1997               1998             June 30,1998
                                               ----           ----             ----               ----             ------------
       REVENUES:
       Corporate collaborations                $   1,271,434  $   2,060,465    $     2,070,024    $    4,277,666    $  13,467,117
       Government grants                              98,250        274,500            205,422           415,344        1,075,573
                                                  ----------     ----------        -----------        ----------     ------------
       Total revenue                               1,369,684      2,334,965          2,275,446         4,693,010       14,542,690
                                                  ----------     ----------        -----------        ----------     ------------

       OPERATING EXPENSES:
       Research and development                    2,669,931      4,834,187          5,451,437         8,940,001       43,110,121
       General and administrative                    356,450        684,433            735,562         1,316,693        6,628,775
                                                  ----------     ----------        -----------        ----------      -----------
       Total operating expenses                    3,026,381      5,518,620          6,186,999        10,256,694       49,738,896
                                                  ----------     ----------        -----------        ----------      -----------

       LOSS FROM OPERATIONS                       (1,656,697)    (3,183,655)        (3,911,553)       (5,563,684)     (35,196,206)

       OTHER INCOME (EXPENSE):
           Equity in operations of joint
            venture                                   -           (718,698)             -            (1,984,905)      (5,342,821)
           Interest income                           191,994       308,493            294,794           646,994        2,317,003
           Interest expense                      (    40,562)      (39,766)           (83,357)          (79,508)       ( 734,502)
                                                 -----------    -----------       ------------      -----------       -----------

       NET LOSS                                 $ (1,505,265) $ (3,633,626)      $ (3,700,116)     $ (6,981,103)    $(38,956,526)
                                                 -----------    -----------       ------------      ------------      -----------
                                                 -----------    -----------       ------------      ------------      -----------

       NET LOSS PER COMMON SHARE
            Basic and diluted                         $(1.60)        $(.37)            $(3.83)           $(.71)
                                                    ---------     ---------        -----------        ----------
                                                    ---------     ---------        -----------        ----------
            Pro forma                                $  (.26)                         $  (.63)
                                                    ---------                      -----------
                                                    ---------                      -----------


       SHARES USED IN COMPUTING NET LOSS
       PER COMMON SHARE
            Basic and diluted                      1,094,740     9,897,766          1,093,108        9,889,575
                                                   ---------     ---------        -----------        ----------
                                                   ---------     ---------        -----------        ----------
            Pro forma                              6,630,361                        6,628,627
                                                   ---------                      -----------
                                                   ---------                      -----------

                         LeukoSite, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended                  Inception
                                                                          June 30,                   (May 1, 1992)
                                                                  ------------------------             through
                                                                  1997                 1998          June 30, 1998
                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (3,700,116)         $ (6,981,103)       $ (38,956,526)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Stock compensation expense                                           -                   -                    89,339
 Depreciation and amortization                                     539,999               542,203            3,513,519
 Equity in operations of joint venture                                -                1,984,905            5,342,821
 Change in operating assets and liabilities:
    Other current assets                                          (168,023)             (279,858)            (688,669)
    Accounts payable and accrued expenses                          922,522               215,200            2,845,312
    Deferred revenue                                             2,163,750             2,719,980            3,881,230
    Deferred rent                                                   (4,891)             (121,585)             344,493
                                                              ------------          ------------        -------------
     Net cash used in operating activities                        (246,759)           (1,920,258)         (23,628,481)
                                                              ------------          ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                           (4,953,064)           (7,863,717)         (45,927,798)
  Proceeds from maturities of marketable securities              4,878,592             8,916,468           32,403,004
  Investment in joint venture                                         -               (2,796,778)          (4,384,384)
  Purchases of property and equipment                             (405,981)             (431,833)          (2,266,621)
  Decrease in other assets                                        (524,246)                -                  (27,090)
                                                              ------------          ------------        -------------

      Net cash used in investing activities                     (1,004,699)          (2,175,860)          (20,202,889)
                                                              ------------          ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                             (388,556)            (573,560)           (2,853,721)
 Net proceeds from notes payable                                      -                    -                2,086,312
 Proceeds from redeemable convertible preferred stock,
    net of issuance costs                                         3,819,506                -               23,256,599
 Proceeds from initial public offering, net of issuance               -                    -               15,297,020
    costs
 Issuance of common stock                                             -                  45,368             4,015,368
 Exercise of stock options                                           10,172              21,038               102,518
 Issuance of convertible preferred stock,
    net of issuance costs                                             -                    -                7,911,875
                                                               ------------          ------------       -------------

     Net cash provided (used) by financing activities             3,441,122            (507,154)           49,815,971
                                                               ------------          ------------       -------------


NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                       2,189,664          (4,603,272)            5,984,601

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         4,430,507           10,587,873                -
                                                               ------------          ------------       -------------
CASH AND EQUIVALENTS, END OF PERIOD                           $   6,620,171         $  5,984,601         $  5,984,601
                                                               ------------          ------------       -------------
                                                               ------------          ------------       -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                 $      83,357         $     79,508         $    948,115
                                                               ------------          ------------       -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
     Property and equipment purchased under capital lease
     obligations                                              $      87,491         $    346,771         $  4,164,145
                                                               ------------          ------------       -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations and Basis of Presentation

    LeukoSite, Inc. (the "Company") was incorporated on May 1, 1992. The Company is engaged in the development of immunomodulatory therapeutics with potential applications in inflammatory, autoimmune, and viral diseases and cancer.

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

    As of June 30, 1998 there were no material unrealized gains or losses on any investments. Cash and cash equivalents and marketable securities consisted of the following:

                                                                   December 31, 1997    June 30, 1998

                Cash and cash equivalents:
                     Cash                                           $  1,373,786        $   231,596
                     Money market funds                                6,609,783          4,249,382
                     Taxable auction securities                        2,604,304          1,503,623
                                                                    ------------        -----------
                                                                    $ 10,587,873        $ 5,984,601
                                                                    ------------        -----------
                                                                    ------------        -----------



                Marketable securities:
                     U.S. government agency obligations
                        (average maturity of 5 months)              $  6,094,401        $ 2,119,502
                     Corporate bonds and notes (average
                        maturity of  5  months)                        8,474,699         11,396,847
                                                                    ------------        -----------
                                                                    $ 14,569,100        $13,516,349
                                                                    ------------        -----------
                                                                    ------------        -----------


    (b) Net Loss per Common Share

    In March 1997 the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. The Company adopted SFAS No. 128 effective December 15, 1997. Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of stock options and warrants would be antidilutive. Pro forma net loss per common share assumes the automatic conversion of all outstanding shares of redeemable convertible preferred stock and convertible preferred stock into common stock using the as-converted method, which occurred upon the closing of the Company's initial public offering on August 15, 1997. In addition, the net loss available to common stockholders for the three months and the six months ended June 30, 1997 has been adjusted to include $244,000 and $488,000, respectively, of dividends attributable to redeemable convertible preferred stock.

3.   Subsequent Event

     In July 1998, the Company completed a private placement of 1,967,169 shares of its common stock at $6 per share, for total net proceeds of $11.7 million after expenses of the offering.

4.  Ilex Agreement

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

    The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. For the six months ended June 30, 1998 the Company's share of the joint venture's recorded loss was $1,984,905 and the Company had a funding liability of $958,437 to the joint venture as of June 30, 1998. The Company charged the joint venture $415,344 for costs incurred by the Company on behalf of the joint venture.

    The joint venture has entered into an agreement with a third party to manufacture LDP-03. In connection with this agreement, the Company and Ilex have guaranteed the payment of the obligations of the joint venture due under the manufacturing agreement. As of June 30, 1998 the remaining obligation was approximately $2.8 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including but not limited, (i) statements about the adequacy of the Company's capital resources, interest income and revenues from its collaboration agreements to fund its operating expenses and capital requirements into 2000, (ii) statements about the amount of capital expenditures that the Company expects to incur in 1998 and (iii) certain statements identified or qualified by words such as "anticipate," "plan," "believe," "estimate," "expect" and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain and that the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

OVERVIEW

The Company is a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics developed using the Company's technology may be used to treat inflammatory, autoimmune, and viral diseases and cancer. The Company has been funded to date primarily through proceeds from the sale of equity securities and funding from collaboration agreements. To date, the Company has not received any revenue from the sale of products and does not expect to generate material product revenues for the next several years. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of June 30, 1998 the Company had an accumulated deficit of approximately $39.6 million.

In 1994, 1995 and 1996 the Company signed agreements with Warner-Lambert Company for the discovery and development of drugs that are intended to antagonize the MCP-1, IL-8, CCR5 and CXCR4 receptors found on certain classes of leukocytes. In January 1998 Warner-Lambert Company made a $1 million payment related to the achievement of certain milestones. In July 1996 the Company signed an agreement with Roche Bioscience for the discovery and development of therapeutics that are intended to antagonize the CCR3 receptor found on a certain class of leukocytes. In April 1997 the Company signed an agreement with Kyowa Hakko Kogyo for the discovery and development of therapeutics that are intended to antagonize the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In May 1997 the Company entered into a joint venture with Ilex Oncology for the development of LDP-03 (CAMPATH-1H) for the treatment of chronic lymphocytic leukemia. In October 1997 the Company, Warner-Lambert and Kyowa agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3. In December 1997 the Company entered into a collaboration agreement with Genentech, Inc. for the development of a monoclonal antibody therapeutic intended to be used in the treatment of inflammatory bowel disease.

RESULTS OF OPERATIONS

Revenues for the three and six month periods ended June 30, 1998 and 1997.

    For the three months ended June 30, 1998 revenues were $2,335,000 compared to $1,370,000 for the comparable period in 1997. The increase of $965,000 was the result of greater research funding from corporate collaborations with Kyowa and Warner-Lambert, the achievement of a milestone with Warner-Lambert and from Small Business Innovation Research ("SBIR") grants.

    For the six months ended June 30, 1998 revenues were $4,693,000 compared to $2,275,000 for the comparable period in 1997. The increase of $2,418,000 was the result of greater research funding from corporate collaborations with Kyowa, Warner-Lambert and Roche Bioscience, the achievement of a milestone with Warner-Lambert, and SBIR grants.

Research and development expenses for the three and sixth month periods ended June 30, 1998 and 1997.

    For the three months ended June 30, 1998 research and development expenses were $4,834,000 compared to $2,670,000 for the comparable period in 1997. The increase of $2,164,000 was primarily due to the manufacturing of clinical trial material and ongoing clinical trials for the Company's LDP-01 and LDP-02 programs and chemical library purchases. To a lesser extent, the increase was the result of increased staffing and consumption of supplies associated with the Company's drug discovery programs. The Company expects that research and development expenses will increase over the next several years as the Company further expands its discovery and development programs.

    For the six months ended June 30, 1998 research and development expenses were $8,940,000 compared to $5,451,000 for the comparable period in 1997. The increase of $3,489,000 was primarily due to the manufacturing of clinical trial material and ongoing clinical trials for the Company's LDP-01 and LDP-02 programs. To a lesser extent, the increase was the result of increased staffing and consumption of supplies associated with the Company's drug discovery programs. The Company expects that research and development expenses will increase over the next several years as the Company further expands its discovery and development programs.

General and administrative expenses for the three and six month periods ended June 30, 1998 and 1997.

    For the three months ended June 30, 1998 general and administrative expenses were $684,000 compared to $356,000 for the comparable period in 1997. The increase of $328,000 was primarily due to an increase in expenses associated with operating as a public company. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

    For the six months ended June 30, 1998 general and administrative expenses were $1,317,000 compared to $736,000 for the comparable period in 1997. The increase of $581,000 was primarily due to an increase in expenses associated with operating as a public company. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

Equity in Operations of Joint Venture for the three and six month periods ended June 30, 1998 and 1997.

    For the three months ended June 30, 1998 equity in operations of joint venture was a loss of $719,000. No loss was recorded for the comparable period in 1997. Joint venture expenses were primarily related to data analysis, regulatory submissions and activities related to an ongoing pivotal clinical trial of LDP-03.

    For the six months ended June 30, 1998 equity in operations of joint venture was a loss of $1,985,000. No loss was recorded for the comparable period in 1997. Joint venture expenses were primarily related to the manufacture of LDP-03 by a third party for use in clinical trials and to a lesser extent activities related to data analysis, regulatory submissions and activities related to an ongoing pivotal clinical trial of LDP-03.

Interest income (expenses), net for the three and six month periods ended June 30, 1998 and 1997.

    For the three months ended June 30, 1998 net interest income was $269,000 compared to $151,000 for the comparable period in 1997. This increase of approximately $118,000 was primarily due to an increase in interest income resulting from higher average cash balances due to proceeds received from LeukoSite's initial public offering completed in August 1997 and proceeds from the sale of common stock to Genentech completed in December 1997.

    For the six months ended June 30, 1998 net interest income was $567,000 compared to $211,000 for the comparable period in 1997. This increase of approximately $356,000 was primarily due to an increase in interest income resulting from higher average cash balances due to proceeds received from LeukoSite's initial public offering completed in August 1997 and proceeds from the sale of common stock to Genentech completed in December 1997.

Net Loss for the three and six month periods ended June 30, 1998 and 1997.

    For the three months ended June 30, 1998 net loss was $3,634,000 compared to $1,505,000 for the comparable period in 1997. The net loss increased $2,129,000 and was primarily due to LDP-03 development costs recorded by the joint venture and the preparation of clinical trial material and clinical research related to the Company's LDP-01 and LDP-02 programs which were offset in part by increased revenues generated from research collaborations.

    For the six months ended June 30, 1998 net loss was $6,981,000 compared to $3,700,000 for the comparable period in 1997. The net loss increased $3,281,000 and was primarily due to LDP-03 development costs recorded by the joint venture and the preparation of clinical trial material and clinical research related to the Company's LDP-01 and LDP-02 programs which were offset in part by increased revenues generated from research collaborations.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded primarily through proceeds from the sale of equity securities, which have raised approximately $52.6 million, and to a lesser extent license fees and sponsored research, which have generated approximately $15.9 million, and capital lease obligations, which have generated approximately $4.2 million. The Company has used cash to fund operating losses of approximately $39 million, the investment of approximately $2.3 million in equipment and leasehold improvements and the repayment of approximately $2.9 million of capital lease obligations. The Company had no significant commitments as of June 30, 1998 for capital expenditures. At June 30, 1998 the Company had on hand cash, cash equivalents and marketable securities of approximately $19.5 million. In July 1998, the Company completed a private placement of 1,967,169 shares of its common stock at $6 per share, for total net proceeds of $11.7 million after expenses of the offering.

In May 1997 the Company and Ilex entered into a joint venture whereby the parties formed a limited partnership to develop and commercialize LDP-03 for the treatment of chronic lymphocytic leukemia and other diseases. The Company and Ilex are required to make contributions each time the joint venture requires working capital. LeukoSite and Ilex will generally share equally in profits from the sales of LDP-03 and in research, development, and clinical expenses. The capital requirements of the joint venture consist of clinical development expenses. LeukoSite and Ilex estimate that research, development, and clinical expenses for the joint venture will be approximately $5.0 million for 1998. For the six months ended June 30, 1998 the Company provided the joint venture with approximately $2.4 million in funding and the Company had a funding liability of approximately $958,000 as of June 30, 1998. The Company charged the joint venture approximately $415,000 for expenses incurred on its behalf.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. As of June 30, 1998 aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $1,443,000, of which approximately $1,276,000 will be paid in 1998. The Company also has a remaining total commitment of $750,000 to the Therapeutic Antibody Centre at the University of Oxford in England to provide funding in semi-annual installments through the year 1999.

The Company believes that its existing capital resources, interest income and revenue from the collaboration agreements will be sufficient to fund its planned operating expenses and capital requirements into 2000. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the progress of the milestone and royalty producing activities of the Company's collaborative partners, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability of the Company to maintain existing and establish new collaboration agreements with other companies, the technological advances and activities of competitors and other factors.

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

Year 2000 Issues

The Company has assessed the impact of the year 2000 as it relates to the Company's computer and operating systems and does not believe that the year 2000 will have a significant impact on the Company's information and operating systems and computer technology or on its business, results of operations or financial condition.

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

                  The aggregate initial public offering price for all 2,875,000 shares of Common Stock registered under the Securities Act pursuant to the IPO Registration Statement was $17,250,000. The net proceeds to the Company from such issuance and distribution, after deducting the aggregate amount of expenses (including underwriting discounts and commissions) paid by the Company in connection therewith, were $15,297,000.

                  Of such net proceeds, an aggregate of $6,870,000 has been spent through June 30, 1998 for the following uses and in the following amounts per use: $4,384,000 for the clinical development of CAMPATH-1H through the Company's joint venture with Ilex Oncology; $2,486,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The remaining cash balance of such net proceeds, consisting of $8,427,000, are held in cash, cash equivalents, and marketable securities.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Shareholders held on May 4, 1998 the following proposals were adopted by the margins indicated:

                  1. To elect eight directors of the Company to serve until the 1999 Annual Meeting.

                                                                    Number of Shares
                                                                For                   Withheld
                  Christopher K. Mirabelli, Ph.D.            7,685,526                 3,621
                  Kate Bingham                               7,685,647                 3,500
                  Yasunori Kaneko, M.D.                      7,685,647                 3,500
                  John W. Littlechild                        7,685,647                 3,500
                  Martin Peretz, Ph.D.                       7,685,647                 3,500
                  Mark Skaletsky                             7,685,647                 3,500
                  Timothy A. Springer, Ph.D.                 7,685,647                 3,500
                  Christopher T.Walsh, Ph.D.                 7,685,647                 3,500

                  2. To consider and vote upon a proposal to ratify the adoption and approval by the Board of Directors of an amendment to the Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") to provide for an increase in the number of shares of Common Stock authorized for issuance under the 1993 Plan from 1,500,000 to 2,125,000.

                  For                                            6,826,990
                  Against                                           44,970
                  Abstain                                           17,621

                  3. To consider and vote upon a proposal to approve the potential issuance of 20% or more of the Company's outstanding Common Stock at a price less than the market value of the Common Stock (upon the conversion of loans made to the Company by Genentech, Inc.) in accordance with the rules of The NASDAQ Stock Market.


                  For                                             6,850,798
                  Against                                            38,853
                  Abstain                                             3,100

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




                                    LeukoSite, Inc.
                                    (Registrant)





    Dated: August 13, 1998              /s/ Augustine Lawlor
                                    --------------------------
                                    Augustine Lawlor
                                    Vice President, Corporate
                                    Development and Chief Financial Officer
                                    (principal finance and accounting officer)