Form 10-Q
period 1998-09-30
LEUKOSITE INC
filed 1998-11-10
CIK 915320

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended September 30, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

     Yes       X                            No
          ---------                            -----

     The number of shares outstanding of each of the registrant's classes of common stock as of:

         Date                   Class                      Outstanding Shares
   November 3, 1998        Common Stock, $.01 par value        11,900,842

-----------------------------------------------------------------------------

                                 LEUKOSITE, INC.
                         ( A Development Stage Company)
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as
         December 31, 1997 and September 30, 1998                                                3

         Condensed Consolidated Statements of Operation
         for the three and nine months ended September 30, 1997 and
         1998, and for the Period from Inception
         (May 1, 1992) to September 30, 1998                                                     4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1998, and for the Period
         from Inception (May 1, 1992) to September 30, 1998                                      5

         Notes to Condensed Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             12

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                              12

Item 6.  Exhibits and Reports on Form 8-K                                                       13


         Signatures                                                                             14

PART I            FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LeukoSite, Inc. and Subsidiary
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                      December 31, 1997       September 30,1998
                                                   ---------------------    ---------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $ 10,587,873            $  7,164,249
   Marketable securities                                      14,569,100              19,298,829
   Other current assets                                          408,811                 874,723
                                                            ------------             ------------
     Total current assets                                     25,565,784              27,337,801
                                                            ------------             ------------
Property and equipment, net of accumulated
     depreciation and amortization                             2,439,289               3,032,194
                                                            ------------             ------------
Other assets                                                      27,090                  25,873
                                                            ------------             ------------
Total assets                                                $ 28,032,163            $ 30,395,868
                                                            ------------             ------------
                                                            ------------             ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                    $  2,063,410            $  3,654,706
   Obligation to fund L&I Joint Venture (Note 4)               1,770,310               1,520,498
   Deferred revenue                                            1,161,250               2,601,231
   Deferred rent, current portion                                243,171                 243,171
   Current portion of capital lease obligations                  866,835                 633,471
                                                            ------------             ------------
     Total current liabilities                                 6,104,976               8,653,077
                                                            ------------             ------------
Deferred rent, net of current portion                            222,907                  40,529
                                                            ------------             ------------
Capital lease obligations, net of current portion                896,578                 724,434
                                                            ------------             ------------
Stockholders' equity:
      Preferred stock $.01 par value-
         Authorized-5,000,000 share
         Issued and outstanding-no shares                           --                      --
      Common stock, $.01 par value-
         Authorized-25,000,000 shares
         Issued and outstanding-9,875,741 shares at
         December 31, 1997 and 11,898,174
         shares at September 30, 1998                             98,758                 118,983
      Additional paid-in capital                              53,294,367              65,239,791
      Deficit accumulated during the development stage       (32,585,423)            (44,380,946)
                                                            ------------             ------------
        Total stockholders' equity                            20,807,702              20,977,828
                                                            ------------             ------------
        Total liabilities and stockholders' equity          $ 28,032,163            $ 30,395,868
                                                            ------------             ------------
                                                            ------------             ------------

                         LeukoSite, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                      Inception
                                                                                                                    (May 1, 1992)
                                            Three Months Ended September 30,     Nine Months Ended September 30,      Through
                                              1997             1998             1997            1998             September 30, 1998
                                              ----             ----             ----            ----             ------------------
       REVENUES:
       Corporate collaborations             $   1,558,750    $   2,201,920    $   3,628,774    $   6,479,586      $   15,669,037
       Government grants                           50,948          175,233          256,370          590,577           1,250,806
                                            -------------    -------------    -------------    -------------      --------------
       Total revenue                            1,609,698        2,377,153        3,885,144        7,070,163          16,919,843
                                            -------------    -------------    -------------    -------------      --------------

       OPERATING EXPENSES:
       Research and development                 3,053,638        6,057,468        8,505,075       14,997,469          49,167,589
       General and administrative                 371,879          555,454        1,107,441        1,872,147           7,184,229
                                            -------------    -------------    -------------    -------------      --------------
       Total operating expenses                 3,425,517        6,612,922        9,612,516       16,869,616          56,351,818
                                            -------------    -------------    -------------    -------------      --------------

       LOSS FROM OPERATIONS                   ( 1,815,819)      (4,235,769)     ( 5,727,372)      (9,799,453)        (39,431,975)

       OTHER INCOME (EXPENSE):
           Equity in  operations of joint     ( 1,649,400)        (937,351)     ( 1,649,400)      (2,922,256)        ( 6,280,172)
             venture
           Interest income                        235,031          392,941          529,825        1,039,935           2,709,944
           Interest expense                      ( 39,027)        ( 34,241)       ( 122,384)       ( 113,749)          ( 768,743)
                                            -------------    -------------    -------------    -------------      --------------

       NET LOSS                             $  (3,269,215)    $ (4,814,420)    $ (6,969,331)   $ (11,795,523)      $ (43,770,946)
                                            -------------    -------------    -------------    -------------      --------------
                                            -------------    -------------    -------------    -------------      --------------

       NET LOSS PER COMMON SHARE
            Basic and diluted                      $(2.32)           $(.41)          $(6.23)          $(1.12)
                                            -------------    -------------    -------------    -------------
                                            -------------    -------------    -------------    -------------
            Pro forma                             $  (.48)                           $(1.12)
                                            -------------                     -------------
                                            -------------                     -------------

       SHARES USED IN COMPUTING NET LOSS
       PER COMMON SHARE
            Basic and diluted                   1,460,104       11,862,108        1,216,761       10,554,312
                                            -------------    -------------    -------------    -------------
                                            -------------    -------------    -------------    -------------
            Pro forma                           6,995,725                         6,752,382
                                            -------------                     -------------
                                            -------------                     -------------

                         LeukoSite, Inc. and Subsidiary
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Inception
                                                                      Nine Months Ended                   (May 1, 1992)
                                                                        September 30,                  through September 30,
                                                              ----------------------------------      ----------------------
                                                                   1997               1998                       1998
                                                                   -----              -----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $   (6,969,331)    $  (11,795,523)       $  (43,770,946)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Stock compensation expense                                            --                --                    89,339
 Depreciation and amortization                                       884,999           863,304              3,834,620
 Equity in operations of joint venture                             1,649,400         2,922,256              6,280,172
 Change in operating assets and liabilities:
    Other current assets                                            (143,470)         (465,912)              (874,723)
    Accounts payable and accrued expenses                          1,220,762         1,591,296              4,221,408
    Deferred revenue                                               1,575,000         1,439,981              2,601,231
    Deferred rent                                                    (48,314)         (182,378)               283,700
                                                                 ---------------   ---------------      ---------------
     Net cash used in operating activities                        (1,830,954)       (5,626,976)           (27,335,199)
                                                                 ---------------   ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                              (10,923,111)      (17,234,631)         (55,298,712)
  Proceeds from maturities of marketable securities                  7,851,382        12,504,902           35,991,438
  Investment in joint venture                                         (652,500)       (3,172,068)          (4,759,674)
  Purchases of property and equipment                                 (432,388)       (1,109,437)          (2,944,225)
  Decrease in other assets                                                 436             1,217              (25,873)
                                                                 ---------------   ---------------      ---------------
      Net cash used in investing activities                         (4,156,181)       (9,010,017)         (27,037,046)
                                                                 ---------------   ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                                 (621,682)         (752,280)          (3,032,441)
 Net proceeds from notes payable                                          --                --              2,086,312
 Proceeds from redeemable convertible preferred stock,
    net of issuance costs                                            3,819,506              --             23,256,599
 Proceeds from initial public offering, net of issuance
    costs                                                           15,297,036              --             15,297,020
 Issuance of common stock                                                 --          11,731,366           15,701,366
 Exercise of stock options                                              37,015           234,283              315,763
 Issuance of convertible preferred stock,
    net of issuance costs                                                 --                --              7,911,875
                                                                 ---------------   ---------------      ---------------
     Net cash provided by financing activities                      18,531,875        11,213,369           61,536,494
                                                                 ---------------   ---------------      ---------------



NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                          12,544,740        (3,423,624)           7,164,249

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            4,430,507        10,587,873                 --
                                                                 ---------------   ---------------      ---------------

CASH AND EQUIVALENTS, END OF PERIOD                               $ 16,975,247      $  7,164,249          $ 7,164,249
                                                                 ---------------   ---------------      ---------------
                                                                 ---------------   ---------------      ---------------


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                     $    122,384      $    113,749          $   982,356
                                                                 ---------------   ---------------      ---------------
                                                                 ---------------   ---------------      ---------------


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Property and equipment purchased under capital
     lease obligations                                            $    298,545      $    346,771          $ 4,164,145
                                                                 ---------------   ---------------      ---------------
                                                                 ---------------   ---------------      ---------------

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

2.   Summary of Significant Accounting Policies

    (a) Cash Equivalents and Marketable Securities

    Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities consist of securities with original maturities of greater than three months. The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified its investments as held-to-maturity as the Company has the positive intent and ability to hold such investments to maturity. Accordingly, marketable securities are reported at amortized cost, which approximates fair market value.

    As of September 30, 1998 there were no material unrealized gains or losses on any investments. Cash and cash equivalents and marketable securities consisted of the following:

                                                                    December 31, 1997          September 30, 1998

                Cash and cash equivalents:
                     Cash                                            $  1,373,786           $   296,491
                     Money market funds                                 6,609,783             5,562,820
                     Corporate notes                                       --                   500,054
                     Taxable auction securities                         2,604,304               804,884
                                                                     ------------          -------------
                                                                     $ 10,587,873           $  7,164,249
                                                                     ------------          -------------
                                                                     ------------          -------------


                Marketable securities:
                     U.S. government agency obligations
                        (average maturity of 5 months)               $  6,094,401           $     --
                     Corporate bonds and notes (average
                        maturity of 5 and 7 months                      8,474,699             19,298,829
                        respectively)                                ------------          -------------
                                                                     $ 14,569,100           $ 19,298,829
                                                                     ------------          -------------
                                                                     ------------          -------------

    (b) Net Loss per Common Share

    In March 1997 the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. The Company adopted SFAS No. 128 effective December 15, 1997. Basic net loss per common share is computed on the weighted average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of stock options and warrants would be antidilutive. Pro forma net loss per common share assumes the automatic conversion of all outstanding shares of redeemable convertible preferred stock and convertible preferred stock into common stock using the as-converted method, which occurred upon the closing of the Company's initial public offering on August 15, 1997. In addition, the net loss available to common stockholders for the three months and the nine months ended September 30, 1997 has been adjusted to include $122,000 and $610,000, respectively, of dividends attributable to redeemable convertible preferred stock.

3.  Private Placement

    In July 1998, the Company completed a private placement of 1,967,169 shares of its common stock at $6 per share, for net proceeds of $11.7 million after expenses of the offering.

4.  Ilex Agreement

    In May 1997 the Company and Ilex Oncology, Inc. (Ilex) entered into a joint venture agreement that established a limited partnership for the purpose of developing LDP-03 (CAMPATH-1H). Under the terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements. The joint venture expires in 2017, but provides for either partner under certain circumstances to purchase the other partner's ownership position of the joint venture after October 2000. Should either party fail to fulfill its funding obligations, control of the joint venture may change.

    The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. For the nine months ended September 30, 1998 the Company's share of the joint venture's recorded loss was $2,922,256 and the Company had a funding liability of $1,520,498 to the joint venture as of September 30, 1998. The Company charged the joint venture $820,503 for costs incurred by the Company on behalf of the joint venture.

    The joint venture has entered into an agreement with a third party to manufacture LDP-03. In connection with this agreement, the Company and Ilex have guaranteed the payment of the obligations of the joint venture due under the manufacturing agreement. As of September 30, 1998 the remaining obligation was approximately $1.6 million.

5.  MorphoSys

    The Company entered into a two-year collaboration agreement with MorphoSys AG (MorphoSys) in August 1998 to discover and develop therapeutic monoclonal antibodies for inflammatory and autoimmune disorders. Under the terms of the agreement, the Company received exclusive worldwide rights to develop and commercialize antibody therapeutics resulting from the collaboration. The Company made a technology access fee payment in August 1998 of $750,000.
    The agreement calls for payments to be made to MorphoSys upon the achievement of certain milestones as well as future royalties based upon commercial sales of products developed under the collaboration.

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

OVERVIEW

The Company is a leader in the discovery and development of products based upon the biology of leukocytes. Therapeutics developed using the Company's technology may be used to treat inflammatory, autoimmune, and viral diseases and cancer. The Company has been funded to date primarily through proceeds from the sale of equity securities and funding from collaboration agreements. To date, the Company has not received any revenue from the sale of products. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of September 30, 1998 the Company had an accumulated deficit of approximately $44.4 million.

In 1994, 1995 and 1996 the Company signed agreements with Warner-Lambert Company for the discovery and development of small molecule antagonists to the MCP-1, IL-8, CCR5 and CXCR4 receptors found on certain classes of leukocytes. In January 1998 Warner-Lambert Company made a $1 million payment related to the achievement of certain milestones associated with the Company's CCR5 program. In July 1996 the Company signed an agreement with Roche Bioscience for the discovery and development of monoclonal antibodies and small molecule antagonists to the CCR3 receptor found on a certain class of leukocytes. In April 1997 the Company signed an agreement with Kyowa Hakko Kogyo Co., Ltd., for the discovery and development of small molecule antagonists to the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In May 1997 the Company entered into a joint venture with Ilex Oncology, Inc. for the development of LDP-03 (CAMPATH-1H) for the treatment of chronic lymphocytic leukemia. In October 1997 the Company, Warner-Lambert and Kyowa agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3. In December 1997 the Company entered into a collaboration agreement with Genentech, Inc. for the development of a monoclonal antibody therapeutic intended to be used in the treatment of inflammatory bowel disease. In August 1998 the Company entered into a collaboration agreement with MorphoSys AG for the discovery and development of therapeutic monoclonal antibodies for inflammatory and autoimmune disorders.

RESULTS OF OPERATIONS

Revenues for the three and nine month periods ended September 30, 1998 and 1997.

For the three months ended September 30, 1998 revenues were $2,377,000 compared to $1,610,000 for the same period in 1997. The increase of $767,000 was primarily due to reimbursement by L&I Partners, L.P. for costs incurred by the Company on behalf of the joint venture to develop CAMPATH-1H. To a lesser extent the increase was a result of greater research funding from the corporate collaboration with Warner-Lambert and from Small Business Innovation Research ("SBIR") grants.

For the nine months ended September 30, 1998 revenues were $7,070,000 compared to $3,885,000 for the same period in 1997. The increase of $3,185,000 was primarily due to greater research funding from corporate collaborations with Kyowa Hakko, reimbursement by L&I Partners, L.P. for costs incurred by the Company on behalf of the joint venture to develop CAMPATH-1H and the achievement of a milestone payment associated with the Company's CCR5 program with Warner-Lambert. To a lesser extent, the increase was a result of greater research funding from the corporate collaboration with Roche Bioscience and SBIR grants.

Research and development expenses for the three and nine month periods ended September 30, 1998 and 1997.

For the three months ended September 30, 1998 research and development expenses were $6,057,000 compared to $3,054,000 for the same period in 1997. The increase of $3,003,000 was primarily due to the manufacture of clinical trial material and ongoing clinical trials for the Company's LDP-01 and LDP-02 programs and the technology access fee paid to MorphoSys AG, a combinatorial biology company based in Munich, Germany. To a lesser extent, the increase was the result of increased staffing and consumption of supplies associated with the Company's drug discovery programs. The Company expects that research and development expenses will increase over the next several years as the Company further expands its discovery and development programs.

For the nine months ended September 30, 1998 research and development expenses were $14,997,000 compared to $8,505,000 for the same period in 1997. The increase of $6,492,000 was primarily due to the manufacture of clinical trial material and ongoing clinical trials for the Company's LDP-01 and LDP-02 programs, the technology access fee paid to MorphoSys and chemical library purchases. To a lesser extent, the increase was the result of increased staffing and consumption of supplies associated with the Company's drug discovery programs. The Company expects that research and development expenses will increase over the next several years as the Company further expands its discovery and development programs.

General and administrative expenses for the three and nine month periods ended September 30, 1998 and 1997.

For the three months ended September 30, 1998 general and administrative expenses were $555,000 compared to $372,000 for the same period in 1997. The increase of $183,000 was primarily due to an increase in expenses associated with operating as a public company. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

For the nine months ended September 30, 1998 general and administrative expenses were $1,872,000 compared to $1,107,000 for the same period in 1997. The increase of $765,000 was primarily due to an increase in expenses associated with operating as a public company. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

Equity in Operations of Joint Venture for the three and nine month periods ended September 30, 1998 and 1997.

For the three months ended September 30, 1998 equity in operations of joint venture was a loss of $937,000 compared to a loss of $1,649,000 for the same period in 1997. The decrease of $712,000 was primarily due to the substantial completion of the manufacture of clinical trial material for the Company's ongoing pivotal trial of CAMPATH-1H in the second quarter which resulted in a corresponding reduction in manufacturing related expenses in the third quarter of 1998 when compared to the same period last year. Joint venture expenses were primarily related to data analysis, regulatory submissions and activities related to an ongoing pivotal clinical trial of CAMPATH-1H.

For the nine months ended September 30, 1998 equity in operations of joint venture was a loss of $2,922,000 compared to a loss of $1,649,000 for the same period in 1997. The increase of $1,273,000 was primarily due to increased joint venture activity in 1998 including manufacturing, data analysis, regulatory submissions and the conduct of a pivotal clinical study of CAMPATH-1H.

Interest income (expense), net for the three and nine month periods ended September 30, 1998 and 1997.

For the three months ended September 30, 1998 net interest income was $359,000 compared to $196,000 for the same period in 1997. This increase of approximately $163,000 was primarily due to an increase in interest income resulting from higher average cash balances due to proceeds received from the sale of common stock to Genentech completed in December 1997 and from the private placement in July 1998.

For the nine months ended September 30, 1998 net interest income was $926,000 compared to $407,000 for the same period in 1997. This increase of approximately $519,000 was primarily due to an increase in interest income resulting from higher average cash balances due to proceeds received from LeukoSite's initial public offering completed in August 1997, from the sale of common stock to Genentech completed in December 1997 and from the private placement in July 1998.

Net Loss for the three and nine month periods ended September 30, 1998 and 1997.

For the three months ended September 30, 1998 net loss was $4,814,000 compared to $3,269,000 for the same period in 1997. The increase in the net loss of $1,545,000 and was primarily due to the manufacture of clinical trial material and clinical research related to the Company's LDP-01 and LDP-02 programs. Higher overall expenses were offset in part by increased revenues from research collaborations and interest income.

For the nine months ended September 30, 1998 net loss was $11,796,000 compared to $6,969,000 for the same period in 1997. The increase in the net loss of $4,827,000 and was primarily due to the manufacture of clinical trial material and clinical research related to the Company's LDP-01 and LDP-02 programs and CAMPATH-1H development expenses recorded by the joint venture. Higher overall expenses were offset in part by increased revenues generated from research collaborations and interest income.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded primarily through proceeds from the sale of equity securities, which have raised approximately $64.6 million, and to a lesser extent license fees and sponsored research, which have generated approximately $16.5 million, and capital lease obligations, which have generated approximately $4.2 million. The Company has used cash to fund operating losses of approximately $43.8 million, the investment of approximately $2.9 million in equipment and leasehold improvements and the repayment of approximately $3.0 million of capital lease obligations. The Company had no significant commitments as of September 30, 1998 for capital expenditures. At September 30, 1998 the Company had on hand cash, cash equivalents and marketable securities of approximately $26.5 million. In July 1998, the Company completed a private placement of 1,967,169 shares of its common stock at $6 per share, for net proceeds of $11.7 million after expenses of the offering.

In May 1997 the Company and Ilex entered into a joint venture whereby the parties formed a limited partnership to develop CAMPATH-1H for the treatment of chronic lymphocytic leukemia and other diseases. The Company and Ilex are required to make contributions when the joint venture requires working capital. LeukoSite and Ilex will generally share equally in profits from the sales of CAMPATH-1H and in research, development, and clinical expenses. The capital requirements of the joint venture consist of clinical development expenses. For the nine months ended September 30, 1998 the Company provided the joint venture with approximately $2.4 million in funding and the Company had a funding liability of $1,520,498 to the joint venture as of September 30, 1998. The Company charged the joint venture $820,503 for costs incurred by the Company on behalf of the joint venture.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. As of September 30, 1998 aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $1,451,000, of which approximately $414,000 will be paid in 1998. The Company also has a remaining total commitment of $750,000 to the Therapeutic Antibody Centre at the University of Oxford in England to provide funding in semi-annual installments through the year 1999.

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

Year 2000 Issues

The Company is reviewing its information systems to assess what steps, if any, are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. The Company is currently discussing Year 2000 readiness with its supply and service vendors. The Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its vendors and there can be no assurance that their systems will be Year 2000 compliant. The Company does not anticipate that it will incur material expenses to make its internal computer software and operating systems Year 2000 compliant. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's systems. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

PART II  OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              (a)   Not applicable.

              (b)   Not applicable.

              (c) On July 1, 1998, the Company completed a private placement raising an aggregate of $11,803,014 by issuing 1,967,169 shares of Common Stock at a purchase price of $6.00 per share. The issuance and sale of the shares of Common Stock was made in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") and upon Section 4(2) of the Securities Act.

                (d) The Company's Registration Statement on Form S-1 (Reg. No.
                    333-30213) in connection with the Company's initial public offering of Common Stock was declared effective by the Securities and Exchange Commission (the "SEC") on August 14, 1997. Such Registration Statement (the "IPO Registration Statement") provided for the registration under the Securities Act of 2,875,000 shares of the Company's
                    Common Stock (including underwriters overallotment).

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

                    Of such net proceeds, an aggregate of $10,598,000 has been spent through September 30, 1998 for the following uses and in the following amounts per use: $4,760,000 for the clinical development of CAMPATH-1H through the Company's joint venture with Ilex Oncology; $5,838,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company. The remaining cash balance of such net proceeds, consisting of $4,699,000, is held in cash, cash equivalents, and marketable securities.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Stock Purchase Agreement dated July 1, 1998 among the Registrant and the purchasers listed on Exhibit A attached thereto

                           10.2     Registration Rights Agreement dated
                                    July 1, 1998 among the Registrant and the investors listed on Exhibit A attached thereto

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




                                    LeukoSite, Inc.
                                    (Registrant)





    Dated: November 9, 1998         /s/ Augustine Lawlor
                                    --------------------
                                    Augustine Lawlor
                                    Vice President, Corporate
                                    Development and Chief Financial Officer
                                    (principal finance and accounting officer)