Form 10-K405
period 1998-12-31
LEUKOSITE INC
filed 1999-03-31
CIK 915320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:             to

                        COMMISSION FILE NUMBER: 0-22769

                            ------------------------

                                LEUKOSITE, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE               04-3173859
      (State or other        (I.R.S. Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's common stock, $.01 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 26, 1999 was approximately $61,437,409 based on 7,335,810 shares held by such non-affiliates at the closing price of a share of Common Stock of $8.375 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 4,621,117 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 26, 1999 was 11,956,927.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LEUKOSITE, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

   ITEM                                                                                                               PAGE
-----------                                                                                                           -----
                                                            PART I
         1   Business............................................................................................           4
         2   Description of Property.............................................................................          25
         3   Legal Proceedings...................................................................................          25
         4   Submission of Matters to a Vote of Security Holders.................................................          26

                                                           PART II
         5   Market For Registrant's Common Stock and Related Stockholder Matters................................          26
         6   Selected Financial Data.............................................................................          27
         7   Management's Discussion and Analysis of Financial Condition and Results of Operations...............          28
         8   Financial Statements and Supplementary Data.........................................................          32
         9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................          32

                                                           PART III
        10   Directors and Executive Officers of the Registrant..................................................          33
        11   Executive Compensation..............................................................................          33
        12   Security Ownership of Certain Beneficial Owners and Management......................................          33
        13   Certain Relationships and Related Transactions......................................................          33

                                                           PART IV
        14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          33

             Signatures..........................................................................................          37

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) STATEMENTS ABOUT THE ADEQUACY OF THE COMPANY'S CASH, CASH EQUIVALENTS, OTHER CAPITAL RESOURCES, INTEREST INCOME AND FUTURE REVENUES DUE UNDER THE COMPANY'S COLLABORATIVE AGREEMENTS TO FUND ITS OPERATING EXPENSES AND CAPITAL REQUIREMENTS AS CURRENTLY PLANNED THROUGH EARLY 2000 AND (II) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY", "WILL", "SUGGESTS", "MAY", "WOULD", "COULD", "SHOULD", "EXPECTS", "ANTICIPATES", "ESTIMATES", "PLANS", "PROJECTS", "BELIEVES", OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K, AND THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    LeukoSite is a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics developed using LeukoSite technology may be used to treat cancer and inflammatory, autoimmune and viral diseases. The Company's technologies and expertise in leukocyte biology facilitate the discovery and development of novel and proprietary drugs that destroy or selectively block the disease-promoting actions of leukocytes. LeukoSite has completed enrollment and dosing in a pivotal clinical trial of CAMPATH-Registered Trademark-. The Company has begun human clinical trials of three monoclonal antibody product candidates. In addition, LeukoSite has nine small molecule drug discovery programs underway with three corporate partners.

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

    LEUKOCYTE MATURATION. Hematopoietic (blood-forming) stem cells in the bone marrow produce precursor cells that mature into circulating leukocytes. Neutrophils, eosinophils and basophils, which are types of mature leukocytes, are normally formed only in the bone marrow and are stored there until they are needed. The other types of leukocytes (lymphocytes and monocytes) mature in other organs, including the lymph nodes, spleen, thymus, tonsils and gut. During the process of maturation and storage, leukocytes differentiate into defined functional subtypes, after which they are released into the circulatory system. As they mature, leukocytes undergo complex changes including the appearance and disappearance of molecules or receptors on their outer membrane. Proteins and other biomolecules produced in the body bind to these receptors which in turn signal the leukocytes to respond in specific ways. If the leukocyte maturation process does not occur normally, uncontrolled and rapid proliferation of certain types of leukocytes may lead to malignant diseases such as leukemias and lymphomas.

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

Chemokines bind to chemokine receptors and cause leukocytes to migrate toward the source of the chemokine molecule (that is, movement out of the bloodstream and into tissues). Each subset of leukocytes (for example, eosinophils, monocytes, lymphocytes and neutrophils) has distinct types of chemokine receptors that respond preferentially to certain chemokines. Through this discriminating mechanism, the body can control and selectively recruit certain types of leukocytes to mediate an inflammatory process. In addition, certain viruses, such as HIV-1, may use chemokine receptors as a homing mechanism to bind to and infect leukocytes.

    INTEGRINS AND ADHESION MOLECULES. Integrins and adhesion molecules provide another degree of control over leukocyte recruitment pathways. Integrins are a family of proteins that bind to distinct receptors, called adhesion molecules, found on endothelial and other types of cells. Adhesion molecules attract only those leukocytes that have matching integrin molecules and allow for the selective migration of these leukocytes through the endothelial layer into tissues. A subset of adhesion molecules called addressins is expressed only on certain tissues in response to infection or damage.

LEUKOSITE'S DRUG DEVELOPMENT PROGRAMS

    LeukoSite currently has four drugs in human clinical development. These monoclonal antibody programs are based on leukocyte selectivity and tissue specificity.

    CAMPATH-REGISTERED TRADEMARK-

    LeukoSite's lead product candidate, CAMPATH-Registered Trademark-, which was referred to as LPD03 before LeukoSite was granted this registered trademark ("CAMPATH-Registered Trademark-"), is a humanized monoclonal antibody to the leukocyte antigen CD52, which the Company is developing jointly with ILEX Oncology, Inc. ("ILEX") for the treatment of chronic lymphocytic leukemia ("CLL"). The Company licensed CAMPATH-Registered Trademark- from the British Technology Group ("BTG") after reviewing data from Phase I and II clinical trials conducted by Burroughs Wellcome ("BW") showing activity in the treatment of patients with CLL. CAMPATH-Registered Trademark- combats CLL by selectively depleting lymphocytes while sparing hematopoietic stem cells. This selective depletion permits the body to retain needed hematopoietic stem cells that are the precursors to, and repopulate the blood with, leukocytes and preserve normal immune function. CAMPATH-Registered Trademark- binds to the antigen CD52, which is expressed almost exclusively on mature lymphocytes, not stem cells, and destroys the lymphocytes. CAMPATH-Registered Trademark- is more selective than currently approved drugs for lymphomas and leukemias which indiscriminately deplete rapidly-dividing cells, including both lymphocytes and hematopoietic stem cells. LeukoSite has received an orphan product designation from the Food and Drug Administration (the "FDA") for CAMPATH-Registered Trademark- for CLL. If CAMPATH-Registered Trademark- is the first FDA approved application for CLL, LeukoSite would receive seven years of marketing exclusivity.

    CLL patients are presently treated with chlorambucil and fludarabine as first-line or second-line therapy. Despite this course of treatment, all patients not dying of other causes eventually relapse. No approved therapy is available to treat patients who fail therapy with fludarabine. The median survival time for fludarabine-resistant patients is six months. Based on the data from the clinical trials, the Company believes that CAMPATH-Registered Trademark- may be effective for symptomatic CLL patients who have failed the current standard of care and second line therapies.

    LeukoSite entered into a joint venture with ILEX, a drug development company with expertise in the clinical development and registration of oncology drugs, for the clinical development and commercialization of CAMPATH-Registered Trademark-. The joint venture has entered into an agreement with Boehringer Ingleheim for the manufacture of CAMPATH-Registered Trademark-to be used for clinical trials and sales following approval by the FDA. See "Collaboration Agreements--ILEX."

    LeukoSite and ILEX, through the joint venture, have completed a single, noncomparative, multi-center pivotal clinical trial in 94 previously treated CLL patients who have failed treatment with fludarabine to support a BLA filing with the FDA. Patient responses were evaluated based on the National

Cancer Institute criteria and other parameters defined by LeukoSite. LeukoSite and ILEX believe that the data from the clinical trial is consistent with the earlier BW clinical trials. LeukoSite and ILEX have held a pre-BLA meeting with the FDA and intend to file a BLA with the FDA in mid-1999. However, there can be no assurance that the FDA will approve the BLA for CAMPATH-Registered Trademark-.

    LDP-02 (ANTI-A4B7 MAB)

    LeukoSite is developing LDP-02, a humanized monoclonal antibody to the A4B7 integrin receptor on leukocytes. LDP-02 is being evaluated for the treatment of inflammatory bowel disease, which includes ulcerative colitis and Crohn's disease, chronic disorders characterized by inflammation and ulceration of the gastrointestinal tract.

    Preclinical studies in non-human primates have implicated leukoctyes expressing the A4B7 integrin as major contributors to the process of inflammatory bowel disease. The Company evaluated the murine homologue of LDP-02 before it was humanized and demonstrated pharmacologic activity in three non-human primate models of inflammatory bowel disease, including the colitic cotton-top tamarin monkey. The Company believes that this model represents the most clinically useful model of ulcerative colitis. In this model, the murine homologue of LDP-02 was found to be effective in rapidly resolving diarrhea and in inhibiting the localization of leukocytes to the colonic mucosa.

    LeukoSite is developing intravenous and subcutaneous formulations of LDP-02 for the treatment and management of severe exacerbations of inflammatory bowel disease. The Company completed a Phase I study in the United Kingdom in 1998 and recently initiated two Phase I/IIa studies of LDP-02 in ulcerative colitis to evaluate the appropriate therapeutic dose while also measuring LDP-02's ability to block A4B7 thereby preventing inflammation. If Phase II studies in the United Kingdom and Canada in ulcerative colitis are supportive, LeukoSite plans to pursue further clinical studies.

    In December 1997, LeukoSite entered into a collaboration agreement with Genentech, Inc. ("Genentech") to develop and commercialize LDP-02 for the treatment of inflammatory bowel disease. Under the terms of the collaboration agreement, LeukoSite is to develop LDP-02 through successful Phase II human clinical trials, after which, Genentech will conduct Phase III clinical studies which may lead to registration for future product sales. See "Collaboration Agreements--Genentech."

    LDP-01 (ANTI-B2 MAB)

    LeukoSite is developing LDP-01, a humanized monoclonal antibody to the B2 integrin on leukocytes for the prevention of post-ischemic reperfusion injury such as that resulting from organ transplantation, stroke and myocardial infarction. The Company believes that LDP-01 blocks the attachment of B2 integrins to their adhesion molecules and limits the recruitment of leukocytes involved in the inflammatory process. The B2 integrin receptor on the surface of leukocytes interacts with specific adhesion molecules on the surface of endothelial cells lining blood vessels. This interaction is essential for leukocytes to migrate into tissues and organs.

    Methods that inhibit leukocyte recruitment following ischemic injury, such as the blockade of B2 integrins, could be therapeutically beneficial to patients injured by ischemic/reperfusion for example. The use of LDP-01 in the treatment of kidney transplant patients may result in a reduction in the time for the transplanted graft to function and may enhance graft survival. The Company initiated a Phase I/IIa clinical trial in October 1997 in the United Kingdom to determine the safety, efficacy and pharmacokinetics of LDP-01 for the reduction of post-ischemic reperfusion injury and delayed graft function in patients receiving cadaver kidney transplants.

    In a similar fashion, Stroke is the irreversible loss of brain cells following ischemia, the interruption of blood flow depriving the brain of blood and oxygen. Further damage to brain cells occurs as the result of reperfusion injury by leukocytes when blood flow is reestablished. By inhibiting the recruitment of leukocytes, LDP-01 may decrease the degree of reperfusion tissue damage and the extent of the disability, and could significantly reduce the inpatient and rehabilitation costs associated with stroke. The Company filed an IND in January 1999 in the United States to initiate a Phase I/IIa study to determine the safety, efficacy and pharmacokinetics of LDP-01 for the reduction of reperfusion tissue damage associated with ischemic stroke.

    LDP-977

    LeukoSite is developing LDP-977, an orally active, small molecule compound designed to selectively inhibit the production of leukotrienes, a class of molecules that plays an important role in bronchial asthma. Asthma is a chronic, inflammatory lung disease in which the airways of the lungs become either narrowed or completely blocked, impeding normal breathing, due to constriction of the muscles surrounding the airways, inflammation and swelling of the airways, or increased mucus production which clogs the airways. Leukotrienes have been shown to be produced by activated, inflammatory leukocytes (eosinophils, basophils and mast cells) known to be present in the airways of patients with asthma. LDP-977 is designed to block the production of leukotrienes, and studies indicate that antileukotriene drugs may inhibit the constriction of the airways of the lungs and have anti-inflammatory effects. A Phase I trial has been completed for LDP-977, and the Company intends, subject to the receipt of regulatory approvals, to begin a Phase IIa trial during 1999 to determine the safety, efficacy and pharmacokinetics of LDP-977.

LEUKOSITE RESEARCH AND DRUG DISCOVERY PROGRAMS

    LeukoSite currently has nine partner-funded research and discovery programs. These chemokine and integrin targeted programs are based on the selective blockade of specific chemokine, chemokine receptor or integrin controlled leukocyte pathways or functions.

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

    In July 1996, LeukoSite entered into an agreement with Roche Bioscience for the Company's CCR3 antagonist program. Roche Bioscience and the Company, have identified lead compounds and are in the process of optimizing these compounds. See "Collaboration Agreements--Roche Bioscience."

    CCR2 RECEPTOR ANTAGONIST (MCP-1)

    LeukoSite is engaged in the discovery and development of an orally available, small molecule antagonist to the CCR2 chemokine receptor for the treatment of chronic inflammatory and autoimmune diseases. The chemokine MCP-1 recruits monocytes and T cells from the bloodstream to tissues. MCP-1 activates monocytes and T cells by binding to the CCR2 receptor on the leukocyte cell membranes, often resulting in damage to surrounding tissues and irretrievable loss of normal function. The blockade of the MCP-1 interaction with the CCR2 receptor may be an effective approach for the treatment of chronic inflammatory and autoimmune diseases in which monocytes and T cells play key roles. In preclinical studies, LeukoSite and others have shown that MCP-1 is associated with the inflammatory processes exhibited in rheumatoid arthritis and atherosclerosis.

    LeukoSite entered into a collaboration agreement with Warner-Lambert Company ("Warner-- Lambert") in September 1994 to discover and develop small molecule antagonists to MCP-1 and the CCR2 receptor. This collaborative effort has identified inhibitors to the CCR2 receptor which have demonstrated pharmacological activity in animal models of inflammatory disease. This collaboration entered into a second contractual stage in April 1996 with the objective of optimizing the pharmacological profile of these inhibitors and identifying a clinical development candidate. In October 1997, Kyowa Hakko Kogyo, Ltd. ("Kyowa") joined the collaboration on MCP-1. See "Collaboration Agreements--Warner-Lambert/ Kyowa."

    CXCR-1,2 RECEPTOR ANTAGONIST (IL-8)

    LeukoSite is engaged in the discovery and development of an orally available, small molecule antagonist to the CXCR-1,2 chemokine receptors for the treatment of diseases involving tissue injury that result from post-ischemic reperfusion injury. Myocardial infarction results when blood flow to a region of the heart is blocked as a result of a coronary artery becoming occluded. This blockage results in injury to and death of heart tissue in the affected region. A significant portion of the tissue injury and death is thought to be caused by neutrophil-mediated inflammatory damage. IL-8 is a potent and selective chemokine protein that causes the recruitment and activation of neutrophils, which are responsible for subsequent inflammation and post-ischemic reperfusion injury. The Company's program is directed at the discovery and development of drugs which inhibit the binding of IL-8 to its receptors in order to block the recruitment of neutrophils and to prevent the resulting inflammation and reperfusion injury. LeukoSite currently intends to pursue an IL-8 receptor antagonist for post-ischemic reperfusion tissue injury resulting from myocardial infarction.

    In July 1995, LeukoSite entered into a collaboration agreement with Warner-Lambert to discover and optimize lead candidates using LeukoSite's IL-8 receptor-based technology by screening Warner-Lambert's compound library. In October 1997, Kyowa joined the collaboration on IL-8. See "Collaboration Agreements--Warner-Lambert/Kyowa."

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

    In April 1997, LeukoSite entered into a collaboration agreement with Kyowa to discover small molecule antagonists and monoclonal antibody drugs that block these chemokine receptors. In October 1997, Warner-Lambert joined the collaboration on CXCR3 and CCR1. See "Collaboration
Agreements--Warner-Lambert/Kyowa."

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

    In November 1996, LeukoSite entered into a collaboration agreement with Warner-Lambert to discover and optimize small molecule lead candidates using LeukoSite's CCR5 receptor-based technology by screening Warner-Lambert's compound library. In January 1998, LeukoSite and Warner-Lambert announced the extension of the collaboration and its expansion to include the CXCR4 chemokine receptor. See "Collaboration Agreements--Warner-Lambert."

    Outside its collaboration with Warner-Lambert, the Company has generated monoclonal antibodies to the CCR5 receptor. These antibodies block strains of HIV from binding to and infecting human leukocytes. The Company is currently evaluating these antibodies in preclinical studies to determine future clinical plans.

    A4B7 INTEGRIN RECEPTOR SMALL MOLECULE ANTAGONIST

    LeukoSite is engaged in the discovery and development of a small molecule antagonist to the A4B7 integrin receptor present on gut-homing T lymphocytes. The goal of this program is to identify a potent orally-active agent for patients with inflammatory bowel disease. In contrast to LDP-02, which is intended to treat acute flares of inflammatory bowel disease, daily administration of the oral A4B7 integrin receptor antagonist is intended for patients with mild to moderate inflammatory bowel disease in need of chronic therapy.

    In December 1998, LeukoSite entered into a collaboration agreement with Warner-Lambert to discover and optimize small molecule lead candidates using LeukoSite's AE4B7 integrin receptor-based technology by screening
Warner-Lambert's compound library. See "Collaboration Agreements--Warner-
Lambert."

    AEB7 INTEGRIN RECEPTOR SMALL MOLECULE ANTAGONIST

    LeukoSite is engaged in the discovery and development of a small molecule antagonist to the AEB7 integrin receptor, which was a product of the AEB7 integrin receptor program. The goal of this program is to identify a potent orally-active agent for patients with asthma or inflammatory bowel disease.

    In December 1998, LeukoSite entered into a collaboration agreement with Warner-Lambert to discover and optimize small molecule lead candidates using LeukoSite's A4B7 integrin receptor-based technology by screening
Warner-Lambert's compound library. See "Collaboration Agreements--Warner-
Lambert."

COLLABORATION AGREEMENTS

    LeukoSite has existing collaboration agreements with several pharmaceutical companies, contract manufacturers and medical research institutions, and intends to continue to seek collaboration agreements with additional third parties. The Company structures its collaborations around specified targets, such as chemokines and chemokine receptors or integrins and adhesion molecules, or around targeted objectives, such as the manufacture of a certain monoclonal antibody or small molecule. This approach enables LeukoSite to exploit its drug discovery technologies while retaining flexibility to pursue additional collaborations. As of December 31, 1998, LeukoSite had received $21.4 million under these collaborations for research funding and license fees.

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

    During the term of the collaboration, Warner-Lambert and Kyowa may become obligated to make milestone payments to the Company. The collaboration agreements with Warner-Lambert may be terminated by either party at any time and for any reason upon six months' written notice. In the event of termination, each party would retain a non-exclusive license to use all technology arising from the respective collaboration, and an exclusive royalty-free license to make and sell products incorporating such technology. Warner-Lambert will receive a credit against royalties payable to LeukoSite of approximately $3.9 million. Under the collaboration agreement with Kyowa, Kyowa is obligated to provide the Company with research funding payments and an additional payment if Kyowa elects to extend the term of the agreement beyond its initial two year term. Kyowa may terminate its obligation upon 60 days' notice, upon which Kyowa's funding obligation to the Company would also terminate.

    WARNER-LAMBERT

    In November 1996, LeukoSite and Warner-Lambert entered into a one-year exclusive drug discovery collaboration to screen and characterize antagonists to the CCR5 chemokine receptor (the "CCR5 Agreement"). The CCR5 Agreement contemplates two phases: the initial research phase, and a second phase which would involve the negotiation of a new collaboration agreement similar to the MCP-1 and IL-8 Agreements described above. In January 1998, LeukoSite and Warner-Lambert announced the extension of their collaboration and its expansion to include the CXCR4 chemokine receptor. In December 1998, LeukoSite and Warner-Lambert entered into an exclusive drug discovery collaboration to screen and characterize antagonists to the A4B7 Integrin Receptor and the AEB7 INTEGRIN RECEPTOR. Warner-Lambert has the worldwide, exclusive right under the collaboration agreements to develop and commercialize products derived from the collaboration. LeukoSite will be entitled to receive payments upon the achievement of milestones.

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

    ILEX

    In May 1997, LeukoSite and ILEX entered into a joint venture whereby the parties formed a limited partnership to develop CAMPATH-Registered Trademark-for the treatment of chronic lymphocytic leukemia, pursuant to an agreement of limited partnership and a license agreement between the LeukoSite/ILEX partnership and LeukoSite. The partners are required to make contributions each time the partnership requires working capital. The development and commercialization activities of the joint venture will be managed with equal control by each party. LeukoSite and ILEX will generally share equally in profits from the sales of CAMPATH-Registered Trademark- and in all research, development, clinical and commercialization costs. The joint venture expires in 2017, but provides for either partner, after the earlier of a change in control (as defined therein) of the other partner or October 2, 2000, to purchase the other partner's ownership of the joint venture in the event of an unresolved deadlock. In addition, in the event that one party is unable or unwilling to fulfill its funding obligations to the joint venture, then, in certain circumstances, the party that funds the joint venture shall gain control of the management of the joint venture, subject to certain catch-up rights of the other party.

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

    The two credit facilities can be either repaid by the Company or converted into shares of Common Stock at the then market value of the Common Stock. The credit facilities are repayable at the earlier of 7 years or upon the approval of a BLA for LDP-02. If the size of the loan exceeds 50% of LeukoSite's market capitalization, Genentech has the right to convert all of the loan or the portion of the outstanding loan that is in excess of 50% of LeukoSite's market capitalization into shares of Common Stock at the then current market price. In addition, in the event that any such conversion would require LeukoSite and Genentech to file notification pursuant to the Hart-Scott-Rodino Act, Genentech may require LeukoSite to convert part or all of the loan into shares of Convertible Preferred Stock instead of into Common Stock. The Convertible Preferred Stock will have a liquidation preference of $.01 per share and no voting rights, and will be junior to any other class of Preferred Stock. In addition, the Convertible Preferred Stock will be convertible into shares of Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends and recapitalization.

    The LDP-02 Agreement may be terminated by Genentech at any time upon nine months prior written notice. Upon termination by Genentech, all rights to LDP-02 shall revert to LeukoSite, and LeukoSite shall receive a non-exclusive license to certain Genentech technology. In addition, upon optional termination of the LDP-02 Agreement by Genentech, the credit facilities shall continue to be repaid in accordance with their terms, and the warrant issued to Genentech, to the extent not previously exercised, shall terminate.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                           1994        1995        1996        1997        1998
                                                         ---------  ----------  ----------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues:
    Corporate collaborations...........................  $      --  $      250  $    3,591  $    5,099  $   10,021
    Joint venture revenue..............................         --          --          --         250       1,260
    Government grants..................................         --         200          83         377         791
                                                         ---------  ----------  ----------  ----------  ----------
                                                                --         450       3,674       5,726      12,072
                                                         ---------  ----------  ----------  ----------  ----------
  Operating expenses:
    Research and development...........................      5,056       7,051       8,502      11,980      21,141
    General and administrative.........................        726         866       1,371       1,758       2,625
                                                         ---------  ----------  ----------  ----------  ----------
    Net loss from Operations...........................     (5,782)     (7,467)     (6,199)     (8,012)    (11,694)
  Income (expense), net................................        148         (10)        177         719       1,205
  Equity in operations of joint venture................         --          --          --      (3,358)     (3,858)
                                                         ---------  ----------  ----------  ----------  ----------
  Net loss.............................................  $  (5,634) $   (7,477) $   (6,022) $  (10,651) $  (14,347)
                                                         ---------  ----------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------  ----------
  Net loss per common share:
    Basic and diluted..................................  $   (6.06) $    (7.25) $    (5.65) $    (2.62) $    (1.32)
                                                         ---------  ----------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------  ----------
  Shares used in computing net loss per common share:
    Basic and diluted..................................        929       1,031       1,066       4,299      10,895
                                                         ---------  ----------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------  ----------

                                                                            AS OF DECEMBER 31,
                                                         ---------------------------------------------------------
                                                           1994        1995        1996        1997        1998
                                                         ---------  ----------  ----------  ----------  ----------
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and marketable securities.....  $   7,504  $    1,734  $    9,384  $   25,157  $   23,332
  Working capital......................................      5,061         439       7,226      19,461      13,989
  Total assets.........................................     10,932       4,538      11,874      28,032      27,503
  Long-term obligations, net of current portion........      1,319       1,583       1,230       1,119       1,316
  Redeemable convertible preferred stock...............     11,782      13,733      20,913          --          --
  Deficit accumulated during the development stage.....     (7,826)    (15,303)    (21,324)    (32,585)    (46,932)
  Stockholders' equity (deficit).......................     (4,776)    (12,161)    (12,581)     20,808      18,467

------------------------

(1) Computed as described in Note 2(f) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including but not limited, (i) statements about the adequacy of the Company's capital resources, interest income and revenues from its collaboration agreements to fund its operating expenses and capital requirements into 2000, (ii) statements about the amount of capital expenditures that the Company expects to incur in 1999 and (iii) certain statements identified or qualified by words such as "anticipate," "plan," "believe," "estimate," "expect" and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain and that the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

OVERVIEW

    The Company is a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics developed using its technology may be used to treat cancer, and inflammatory, autoimmune and viral diseases. The Company has been funded to date primarily through proceeds from the sale of equity securities and funding from collaboration agreements. To date, the Company has not received any revenue from the sale of products. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of December 31, 1998, the Company had an accumulated deficit of approximately $47 million.

    In 1994, 1995 and 1996, the Company signed agreements with Warner-Lambert for the discovery and development of drugs that are intended to antagonize the MCP-1, IL-8 and CCR5 and CXCR4 receptors found on certain classes of leukocytes. In December 1998 the Company and Warner-Lambert signed an agreement related to the A4B7 and AEB7 integrin targets implicated in asthma and inflammatory bowel disease. In July 1996 the Company signed an agreement with Roche Bioscience for the discovery and development of monoclonal antibodies and small molecule antagonists to the CCR3 receptor found on a certain class of leukocytes. In April 1997 the Company signed an agreement with Kyowa for the discovery and development of small molecule antagonists to the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In May 1997 the Company entered into a joint venture with Ilex for the development of CAMPATH-Registered Trademark- for the treatment of chronic lymphocyctic leukemia. In October 1997 the Company, Warner-Lambert and Kyowa agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3. In December 1997 the Company entered into a collaboration agreement with Genentech for the development of a monoclonal antibody intended as therapy for inflammatory bowel disease. In August 1998 the Company entered into a collaboration agreement with MorphoSys AG for the discovery of therapeutic monoclonal antibodies for inflammatory and autoimmune disorders. On February 11, 1999, the Company acquired all of the issued and outstanding capital stock of CytoMed, Inc. (CytoMed) through the issuance of the Company's Series A Convertible Preferred Stock.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES. Revenues were $12,072,000 in 1998 compared to $5,726,000 in 1997. Revenues in 1998 resulted from research funding and a non-refundable technology access fee from the collaboration agreements with Warner-Lambert, research funding from the collaboration agreements with Kyowa and Roche Biosciences, revenue from the joint venture with Ilex and government grants. Revenues in 1997 resulted from the collaboration agreements with Warner-Lambert, Roche Bioscience and Kyowa and from government grants. The increase of $6,346,000 was primarily due to the technology access fee payment and research funding from Warner-Lambert, increased research funding from Kyowa, and billings to L&I Partners, L.P. for the reimbursement of expenses incurred by the Company on behalf of the joint venture to develop CAMPATH-Registered Trademark-.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $21,141,000 in 1998 compared to $11,980,000 in 1997. The increase of $9,161,000 was primarily due to external costs associated with the manufacture of clinical trial material and ongoing clinical trials for the Company's LDP-02 and LDP-01 programs and increased staffing and related costs associated with the Company's drug discovery programs. The Company expects that research and development expenses will increase in the future as the Company further expands its discovery and development programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,625,000 in 1998 compared to $1,758,000 in 1997. The increase of $867,000 was primarily due to an increase in expenses associated with operating as a public company as well as costs associated with managing the growth of the Company. General and administrative expenses will increase in future periods to support the projected growth of the Company.

    INTEREST INCOME (EXPENSE), NET. Interest income, net was $1,205,000 in 1998 and $719,000 in 1997. The increase was primarily due to interest earned on higher average cash balances available for investment during 1998. These higher cash balances resulted from the receipt of proceeds from the Company's initial public offering of common stock completed in August 1997, and the sale of common stock associated with a collaboration with Genentech completed late in 1997 and from the private placement in July 1998.

    EQUITY IN OPERATIONS OF JOINT VENTURE. Equity in operations of joint venture was a loss of $3,858,000 in 1998 compared to a loss of $3,358,000 in 1997. The increase of $500,000 was primarily due to increased joint venture activity in 1998 including manufacturing, data analysis, regulatory submissions and the conduct of a pivotal clinical study of CAMPATH-Registered Trademark-.

    NET LOSS.  The net loss was $14,347,000 for 1998 and $10,651,000 for 1997.
The increase of $3,696,000 in the net loss for 1998 was primarily due to the manufacture of clinical trial material and clinical research related to the Company's LDP-02 and LDP-01 programs and greater research and development expenses related to the Company's drug discovery programs. Higher overall expenses were offset in part by increased revenue generated from research collaborations and interest income.

    YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES. Revenues were $5,726,000 in 1997 compared to $3,674,000 in 1996. Revenues in 1997 resulted from the collaboration agreements with Warner-Lambert, Roche Bioscience and Kyowa and from SBIR grants. Revenues in 1996 were the result of a license fee from Roche Bioscience and funding from Warner-Lambert, Roche Bioscience and Small Business Innovation Research ("SBIR") grants. The increase of $2,052,000 was principally due to the receipt of funding associated with the Company's collaboration with Kyowa.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $11,980,000 in 1997 compared to $8,502,000 in 1996. The increase of $3,478,000 was primarily due to development, preclinical and clinical activities related to the Company's LDP-01 and LDP-02 programs. To a lesser extent, the increase was the result of a larger research staff and the laboratory supplies associated with the Company's small molecule drug discovery programs. The Company expects that research and development expenses will increase over the next several years as the Company further expands its discovery and development programs and incurs expenses on behalf of the joint venture with Ilex.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,758,000 in 1997 compared to $1,371,000 in 1996. The increase of $387,000 was primarily due to an increase in staffing and other expenses associated with becoming a public company during the year. General and administrative expenses will likely increase in future periods to support the projected growth of the Company.

    INTEREST INCOME (EXPENSE), NET. Interest income, net was $719,000 in 1997 and $177,000 in 1996. The increase of $542,000 was primarily due to interest earned on higher average cash balances during the year. These higher cash balances resulted from the receipt of proceeds from the Company's sale of preferred stock in late 1996 and early 1997, the Company's initial public offering of common stock completed in August 1997, and the sale of common stock associated with a collaboration with Genentech completed late in 1997.

    EQUITY IN OPERATIONS OF JOINT VENTURE. For 1997, a loss of $3,358,000 from the joint venture with Ilex was recorded under equity in operations of joint venture. As the joint venture was formed in May 1997, there was no loss for 1996. Joint venture expenses in 1997 were primarily related to the manufacture of CAMPATH-Registered Trademark- by a third party for use in future clinical trials and to a lesser extent activities related to data analysis, regulatory submissions and preparations related to upcoming clinical trials.

    NET LOSS.  The net loss was $10,651,000 for 1997 and $6,022,000 for 1996.
The increase of $4,626,000 in the net loss for 1997 was primarily due to greater research and development expenses related to the Company's small molecule and monoclonal antibody programs as well as its joint venture with Ilex for the development of CAMPATH-Registered Trademark-. Increased expenses were partially offset by increases in revenues and interest income.

    YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES. Revenues were $3,674,000 in 1996 compared to $450,000 in 1995. Revenues in 1996 resulted from the collaboration agreements with Warner-Lambert and Roche Bioscience and from SBIR grants. Revenues in 1995 were the result of a license fee from Warner-Lambert and SBIR funding.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $8,502,000 in 1996 and $7,051,000 in 1995. The increase of $1,451,000 in research and development expenses was primarily due to an increase in staffing and supplies and preclinical development expenditures.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,371,000 in 1996 and $866,000 in 1995. The increase of $505,000 was primarily due to an increase in financing activities as well as an increase in staffing and expenses associated with corporate partnering activities.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net was $177,000 in 1996 and an expense of $10,000 in 1995. This change was primarily due to greater cash balances available for investment generating greater interest income in 1996 combined with a comparable level of interest expense in both years.

    NET LOSS. The net loss was $6,022,000 for 1996 and $7,477,000 for 1995. The decrease of $1,455,000 was primarily due to revenues generated from corporate partners increased in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company's operations have been funded primarily through proceeds from the sale of equity securities, which have raised approximately $64.6 million, license fees and sponsored research, which have generated approximately $20.4 million, and capital lease obligations, which have raised approximately $5.1 million. The Company has used cash to fund operating losses of approximately $46.3 million, the investment of approximately $3.0 million in equipment and leasehold improvements and the repayment of approximately $3.3 million of capital lease obligations. The Company had no significant commitments as of December 31, 1998 for capital expenditures. At December 31, 1998, the Company had on hand cash, cash equivalents and marketable securities of approximately $23.3 million.

    The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $2.1 million, of which approximately $1.8 million will be paid in 1999. The Company has also entered into an agreement to contribute $3.0 million towards funding the Therapeutic Antibody Centre at the University of Oxford in England. As of December 31, 1998 the Company has a remaining total commitment of $500,000 to provide funding in semi-annual installments through 1999.

    In May 1997, the Company and Ilex entered into a joint venture whereby the parties formed a limited partnership to develop and commercialize CAMPATH-Registered Trademark- for the treatment of chronic lymphocytic leukemia and other diseases. The Company and Ilex are required to make contributions each time the joint venture requires working capital. LeukoSite and Ilex will generally share equally in profits from the sales of CAMPATH-Registered Trademark- and in research, development, and clinical expenses. The capital requirements of the joint venture consist of clinical development and commercialization expenses.

    On February 11, 1999, the Company acquired all of the issued and outstanding capital stock of CytoMed through the issuance of the Company's Series A Convertible Preferred Stock. The total purchase price was approximately $16,100,000 and the net assets acquired were approximately $14,500,000, of which approximately $8,500,000 was cash and $6,000,000 was a receivable from UCB Pharma, expected to be paid in October of 1999.

    The Company believes that its existing capital resources, interest income and revenue from the collaboration agreements will be sufficient to fund its planned operating expenses and capital requirements through into 2001. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the progress of the milestone and royalty producing activities of the Company's collaborative partners, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability of the Company to maintain existing and establish new collaboration agreements with other companies, the technological advances and activities of competitors and other factors.

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

YEAR 2000 ISSUES

    The Company is reviewing its information systems to assess what steps are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. The Company is currently discussing Year 2000 readiness with its supply and service vendors. The Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its vendors and there can be no assurance that their systems will be Year 2000 compliant. The Company does not anticipate that it will incur material expenses to make its internal computer software and operating systems Year 2000 compliant. The Company believes that the

Year 2000 issue will not pose significant problems for the Company's systems. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.

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

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. All of these market-risk sensitive instruments are classified as held-to-maturity and are not held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

    Interest Rate Risk--The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-28 attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required with respect to this item may be found in the sections captioned "EXECUTIVE COMPENSATION" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required with respect to this item may be found in the section captioned "PRINCIPAL STOCKHOLDERS" and "PROPOSAL NO. 1--ELECTION OF DIRECTORS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Information required with respect to this item may be found in the section captioned "CERTAIN TRANSACTIONS" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF FORM 10-K

1.  FINANCIAL STATEMENTS.

    The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

LEUKOSITE, INC.

    - Report of Independent Public Accountants

    - Balance Sheets as of December 31, 1997 and 1998

    - Statements of Operations for the years ended December 31, 1996, 1997 and 1998

    - Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998

    - Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

    - Notes to Financial Statements

L&I PARTNERS, L.P.

    - Report of Independent Public Accountants

    - Balance Sheets as of December 31, 1997 and 1998

    - Statements of Operations for the year ended December 31, 1998, the period ended December 31, 1997 and the period from inception to December 31, 1998

    - Statements of Partner's Capital from inception to December 31, 1998

    - Statements of Cash Flows for the year ended December 31, 1998, the period ended December 31, 1997 and the period from inception to December 31, 1998

    - Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES.

    None.

    Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3.  LIST OF EXHIBITS.

EXHIBITS
------------

   3.1*       Restated Certificate of Incorporation of the Registrant.

   3.2*       Amended and Restated By-Laws of the Registrant, as amended to date.

   4.1*       Specimen certificate for shares of Common Stock.

   4.2*       Description of Capital Stock (contained in the Restated Certificate of Incorporation of the
              Registrant, filed as Exhibit 3.3).

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

  10.5*       License Agreement, dated March 15, 1995, between the Registrant and Lynxvale Ltd.

  10.6*       Service Agreement, dated as of March 9, 1995, between the Registrant and MRC Collaborative Centre.

  10.7*       License Agreement, dated March 25, 1996, between the Registrant and Children's Medical Center
              Corporation.

EXHIBITS
------------
  10.8*       (a) License Agreement, dated January 31, 1996, between the Registrant and The Imperial College of
              Science, Technology & Medicine, Imperial Exploitation Limited. (b) Research Agreement, dated March
              14, 1996, between the Registrant and The Imperial College of Science, Technology & Medicine,
              Imperial Exploitation Limited.

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

  10.11*      License Agreement between the Registrant and British Technology Group Limited.

  10.12*      Letter Agreement, dated September 30, 1996, between the Registrant and The Wellcome Foundation
              Limited.

  10.13*      Material Release Agreement, dated September 30, 1996, between the Registrant and The Wellcome
              Foundation Limited.

  10.14*      Letter Agreement, dated October 7, 1996, between the Registrant and Warner-Lambert/ Parke-Davis.

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

  10.21*      Master Equipment Lease, dated as of October 3, 1994, between the Registrant and Phoenix Leasing
              Incorporated.

  10.22*      Senior Loan and Security Agreement, dated March 14, 1997, between the Registrant and Phoenix Leasing
              Incorporated.

  10.23**     Amended and Restated 1993 Stock Option Plan.

  10.24**     1997 Employee Stock Purchase Plan.

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

EXHIBITS
------------
  10.26*      Second Amended and Restated Stockholders' Agreement, dated December 20, 1996, by and among the
              Registrant and parties signatory thereto, as amended.

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

  10.30**     Global Amendment to MCP-1 and IL-8 Agreements between LeukoSite, Inc. and Warner-Lambert Company.

 +10.31***    Development Collaboration and License Agreement, dated as of December 18, 1997, between LeukoSite,
              Inc. and Genentech, Inc.

 +10.32***    Securities Purchase Agreement, dated as of December 18, 1997 between LeukoSite, Inc. and Genentech,
              Inc.

  10.33***    Loan Agreement, dated as of December 18, 1997, between LeukoSite, Inc. and Genentech, Inc.

  10.34***    Registration Rights Agreement, dated as of December 18, 1997 between LeukoSite, Inc. and Genentech,
              Inc.

  10.35***    Letter Agreement, dated as of December 18, 1997, between LeukoSite, Inc. and Genentech, Inc.

  10.36****   Stock Purchase Agreement, dated July 1, 1998, among LeukoSite, Inc., and the purchasers listed on
              Exhibit A attached thereto

  10.37****   Registration Rights Agreement, dated July 1, 1998 among LeukoSite, Inc., and the investors listed on
              Exhibit A attached thereto

 +10.38       Research and Development Agreement, dated as of December 22, 1998, between LeukoSite, Inc. and
              Warner-Lambert Company

  21.1*       Subsidiary of the Registrant.

  27.1        Financial Data Schedule.

------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-6795).

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

*** Incorporated by reference from the Company's Current Report on Form 8-K dated January 26, 1998.

****Incorporated by reference from the Company "s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

+   Confidential Treatment requested as to certain portions.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LEUKOSITE, INC.

                                BY:     /S/ CHRISTOPHER K. MIRABELLI, PH.D.
                                     -----------------------------------------
                                          Christopher K. Mirabelli, Ph.D.
                                        CHAIRMAN OF THE BOARD OF DIRECTORS,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                          Date: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registration and in the capacities on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
/s/ CHRISTOPHER K. MIRABELLI,   Chairman of the Board of       March 31, 1999
            PH.D.                 Directors, President and
------------------------------    Chief Executive Officer
  Christopher K. Mirabelli,       (Principal Executive
            Ph.D.                 Officer)

     /s/ AUGUSTINE LAWLOR       Vice President, Corporate      March 31, 1999
------------------------------    Development and Chief
       Augustine Lawlor           Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

    /s/ CATHERINE BINGHAM       Director                       March 31, 1999
------------------------------
      Catherine Bingham

  /s/ YASUNORI KANEKO, M.D.     Director                       March 31, 1999
------------------------------
    Yasunori Kaneko, M.D.

    /s/ JAMES H. CAVANAUGH      Director                       March 31, 1999
------------------------------
      James H. Cavanaugh

   /s/ MARTIN PERETZ, PH.D.     Director                       March 31, 1999
------------------------------
     Martin Peretz, Ph.D.

      /s/ MARK SKALETSKY        Director                       March 31, 1999
------------------------------
        Mark Skaletsky

   /s/ TIMOTHY A. SPRINGER,     Director                       March 31, 1999
            PH.D.
------------------------------
  Timothy A. Springer, Ph.D.

  /s/ CHRISTOPHER T. WALSH,     Director                       March 31, 1999
            PH.D.
------------------------------
 Christopher T. Walsh, Ph.D.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
LEUKOSITE, INC. AND SUBSIDIARY

Report of Independent Public Accountants...................................................................  F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................  F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997
  and 1998.................................................................................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
  December 31, 1996, 1997 and 1998.........................................................................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997
  and 1998.................................................................................................  F-6

Notes to Consolidated Financial Statements.................................................................  F-7

L & I PARTNERS, L.P.

Report of Independent Public Accountants...................................................................  F-22

Balance Sheets as of December 31, 1997 and 1998............................................................  F-23

Statements of Operations for the Period from Inception (May 2, 1997) through
  December 31, 1997 and the Year Ended December 31, 1998 and for the Period from Inception (May 2, 1997)
  through December 31, 1998................................................................................  F-24

Statements of Partners' Capital for the Period from Inception (May 2, 1997) through
  December 31, 1998........................................................................................  F-25

Statement of Cash Flows for the Period from Inception (May 2, 1997) through December 31, 1997 and the Year
  Ended December 31, 1998, and for the Period from Inception (May 2, 1997) through December 31, 1998.......  F-26

Notes to Financial Statements..............................................................................  F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LeukoSite, Inc.:

    We have audited the accompanying consolidated balance sheets of LeukoSite, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeukoSite, Inc. and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 29, 1999

                         LEUKOSITE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  10,587,873  $   5,361,339
  Marketable securities............................................................     14,569,100     15,802,376
  Other current assets.............................................................        408,811        544,779
                                                                                     -------------  -------------
    Total current assets...........................................................     25,565,784     21,708,494
                                                                                     -------------  -------------
Property and equipment, at cost:
  Laboratory furniture, fixtures and equipment.....................................      2,703,706      3,761,263
  Leasehold improvements...........................................................      2,409,753      3,561,757
  Office furniture, fixtures and equipment.........................................        298,925        454,427
                                                                                     -------------  -------------
                                                                                         5,412,384      7,777,447
  Less--Accumulated depreciation and amortization..................................     (2,973,095)    (4,383,574)
                                                                                     -------------  -------------
                                                                                         2,439,289      3,393,873
Marketable securities..............................................................             --      2,168,324
Other assets.......................................................................         27,090        231,930
                                                                                     -------------  -------------
    Total assets...................................................................  $  28,032,163  $  27,502,621
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $     196,987  $     272,128
  Accrued expenses.................................................................      1,866,423      4,115,301
  Obligation to fund joint venture.................................................      1,770,310        203,445
  Deferred revenue.................................................................      1,161,250      2,172,058
  Deferred rent....................................................................        243,171        222,907
  Current portion of capital lease obligations.....................................        866,835        733,848
                                                                                     -------------  -------------
    Total current liabilities......................................................      6,104,976      7,719,687
                                                                                     -------------  -------------
Deferred rent, net of current portion..............................................        222,907             --
                                                                                     -------------  -------------
Capital lease obligations, net of current portion..................................        896,578      1,315,813
                                                                                     -------------  -------------
Commitments and contingencies (Notes 7, 13, 14 and 15)
Stockholders' equity:
  Preferred stock $.01 par value--Authorized--5,000,000 shares Issued and
    outstanding--no shares.........................................................             --             --
  Common stock, $.01 par value--Authorized--25,000,000 shares Issued and outstanding--9,875,741 shares at December 31, 1997 and 11,916,339 shares at
    December 31, 1998..............................................................         98,758        119,164
  Additional paid-in capital.......................................................     53,294,367     65,280,443
  Deficit accumulated during the development stage.................................    (32,585,423)   (46,932,486)
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................     20,807,702     18,467,121
                                                                                     -------------  -------------
  Total liabilities and stockholders' equity.......................................  $  28,032,163  $  27,502,621
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         LEUKOSITE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                        1996            1997            1998
                                                                    -------------  --------------  --------------
Revenues:
  Corporate collaborations........................................  $   3,591,000  $    5,098,345  $   10,020,468
  Joint venture (Note 7)..........................................             --         250,106       1,260,185
  Government grants...............................................         82,770         377,459         791,218
                                                                    -------------  --------------  --------------
    Total revenues................................................      3,673,770       5,725,910      12,071,871
                                                                    -------------  --------------  --------------
Operating expenses:
  Research and development........................................      8,502,187      11,980,233      21,141,587
  General and administrative......................................      1,370,538       1,757,802       2,624,773
                                                                    -------------  --------------  --------------
    Total operating expenses......................................      9,872,725      13,738,035      23,766,360
                                                                    -------------  --------------  --------------
    Loss from operations..........................................     (6,198,955)     (8,012,125)    (11,694,489)
Other income (expense):
  Equity in operations of joint venture...........................             --      (3,357,916)     (3,857,640)
  Interest income.................................................        378,924         865,840       1,367,936
  Interest expense................................................       (201,659)       (146,900)       (162,870)
                                                                    -------------  --------------  --------------
    Net loss......................................................  $  (6,021,690) $  (10,651,101) $  (14,347,063)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Net loss per common share:
    Basic and diluted.............................................  $       (5.65) $        (2.62) $        (1.32)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Shares used in computing net loss per common share:
    Basic and diluted.............................................      1,065,522       4,298,828      10,895,411
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         LEUKOSITE, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           CONVERTIBLE
                                         PREFERRED STOCK           COMMON STOCK
                                     -----------------------  -----------------------  ADDITIONAL
                                       NUMBER       $.01        NUMBER       $.01       PAID-IN    ACCUMULATED
                                     OF SHARES    PAR VALUE   OF SHARES    PAR VALUE    CAPITAL      DEFICIT        TOTAL
                                     ----------  -----------  ----------  -----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1995.........   1,000,000   $  10,000    1,041,099   $  10,411   $3,121,267  ($15,302,632) $(12,160,954)
Issuance of Series E convertible
  preferred stock, net of issuance
  costs of $40,434.................   1,250,000      12,500           --          --    4,947,066           --     4,959,566
Exercise of stock options..........          --          --       45,491         455       31,816           --        32,271
Value ascribed to guaranteed rate
  of return on redeemable
  convertible preferred stock......          --          --           --          --      610,000           --       610,000
Net loss...........................          --          --           --          --           --   (6,021,690)   (6,021,690)
                                     ----------  -----------  ----------  -----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1996.........   2,250,000      22,500    1,086,590      10,866    8,710,149  (21,324,322)  (12,580,807)
Accretion of redeemable convertible
  preferred stock dividends........          --          --           --          --           --     (610,000)     (610,000)
Proceeds from initial public
  offering of common stock, net of
  $745,480 of issuance costs.......          --          --    2,875,000      28,750   15,268,270           --    15,297,020
Conversion of convertible preferred
  stock............................  (2,250,000)    (22,500)     548,780       5,488       17,012           --            --
Conversion of redeemable
  convertible preferred stock......          --          --    4,986,827      49,869   25,293,042           --    25,342,911
Issuance of common stock, net of
  $30,000 of issuance costs........          --          --      336,135       3,361    3,966,639           --     3,970,000
Exercise of stock options..........          --          --       42,409         424       39,255           --        39,679
Net loss...........................          --          --           --          --           --  (10,651,101)  (10,651,101)
                                     ----------  -----------  ----------  -----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1997.........          --          --    9,875,741      98,758   53,294,367  (32,585,423)   20,807,702
Issuance of common stock, net of
  $68,651 of issuance costs........          --          --   1, 967,169      19,672   11,714,691           --    11,734,363
Issuance of common stock under
  Employee Stock Purchase Plan.....          --          --       13,713         137       95,815           --        95,952
Exercise of stock options..........          --          --       59,716         597      175,570           --       176,167
Net loss...........................          --          --           --          --           --  (14,347,063)  (14,347,063)
                                     ----------  -----------  ----------  -----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1998.........          --   $      --   11,916,339   $ 119,164   $65,280,443 ($46,932,486) $18,467,121
                                     ----------  -----------  ----------  -----------  ----------  ------------  -----------
                                     ----------  -----------  ----------  -----------  ----------  ------------  -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         LEUKOSITE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1996        1997         1998
                                                                            ----------  -----------  -----------
Cash flows used in operating activities:
  Net loss................................................................  $(6,021,690) $(10,651,101) $(14,347,063)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization.........................................     908,860    1,019,531    1,466,420
    Gain on sale of equipment.............................................          --           --      (11,746)
    Equity in operations of joint venture.................................          --    3,357,916    3,857,640
    Changes in operating assets and Liabilities--
      Other current assets................................................     (66,270)    (255,032)    (135,968)
      Accounts payable and accrued expenses...............................     431,198      901,312    2,324,019
      Deferred revenue....................................................     261,250      900,000    1,010,808
      Deferred rent.......................................................     234,204     (104,357)    (243,171)
                                                                            ----------  -----------  -----------
        Net cash used in operating activities.............................  (4,252,448)  (4,831,731)  (6,079,061)
                                                                            ----------  -----------  -----------
Cash flows used in investing activities:
  Investment in marketable securities.....................................  (11,741,504) (21,066,603) (21,951,502)
  Proceeds from maturities of marketable securities.......................   6,787,602   11,442,960   18,549,902
  Investment in joint venture.............................................          --   (1,587,606)  (5,424,505)
  Purchases of property and equipment.....................................    (184,549)     (48,228)  (1,164,445)
  Proceeds from sale of equipment.........................................          --           --       12,800
  Decrease (increase) in other assets.....................................          --          436     (204,840)
                                                                            ----------  -----------  -----------
        Net cash used in investing activities.............................  (5,138,451) (11,259,041) (10,182,590)
                                                                            ----------  -----------  -----------
Cash flows from financing activities:
  Principal payments on capital Leases....................................    (695,226)    (878,067)    (971,365)
  Proceeds from redeemable convertible preferred stock, net of issuance
    costs.................................................................   7,790,607    3,819,506           --
  Proceeds from initial public offering, net of issuance costs............          --   15,297,020           --
  Issuance of common stock, net of issuance costs.........................          --    3,970,000   11,734,363
  Issuance of common stock under the Employee Stock Purchase Plan.........          --           --       95,952
  Exercise of stock options...............................................      32,271       39,679      176,167
  Issuance of convertible preferred stock, net of issuance costs..........   4,959,566           --           --
                                                                            ----------  -----------  -----------
      Net cash provided by financing activities...........................  12,087,218   22,248,138   11,035,117
                                                                            ----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents......................   2,696,319    6,157,366   (5,226,534)
Cash and cash equivalents, beginning of period............................   1,734,188    4,430,507   10,587,873
                                                                            ----------  -----------  -----------
Cash and cash equivalents, end of period..................................  $4,430,507  $10,587,873  $ 5,361,339
                                                                            ----------  -----------  -----------
                                                                            ----------  -----------  -----------
Supplemental cash flow information:
  Cash paid during the period for interest................................  $  201,659  $   146,900  $   162,870
                                                                            ----------  -----------  -----------
                                                                            ----------  -----------  -----------
Supplemental disclosure of noncash investing and financing activities:
  Property and equipment acquired under capital lease obligations.........  $  343,927  $ 1,093,691  $ 1,257,613
                                                                            ----------  -----------  -----------
                                                                            ----------  -----------  -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         LEUKOSITE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY

    LeukoSite, Inc. (the Company) was incorporated on May 1, 1992. The Company is engaged in the development of small molecule and monoclonal antibody therapeutics with potential applications in inflammatory, autoimmune, and viral diseases and cancer.

    The Company was considered to be in the development stage for financial reporting purposes until December 1998. During 1998, the Company experienced significant revenue growth, including revenue from its joint venture with Ilex (as discussed in Note 7), entered into several new collaboration agreements (see
Note 4 and Note 9) and subsequent to year-end acquired all of the issued and outstanding capital stock of CytoMed, Inc. (see Note 21). As such, the Company no longer reports cumulative results from inception as required for development stage enterprises.

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

(B) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives as follows:

                                                                                  ESTIMATED
ASSET CLASSIFICATION                                                             USEFUL LIVES
------------------------------------------------------------------------------  --------------
Laboratory furniture, fixtures and equipment..................................  4-5 years
Laboratory and office computer equipment......................................  3 years
Leasehold improvements........................................................  Life of lease
Office furniture, fixtures and equipment......................................  4-5 years

(C) REVENUE RECOGNITION

    All of the Company's revenues are non-refundable and are substantially derived from corporate collaborative research arrangements, government grants and amounts billed to the Company's joint venture with Ilex, as discussed in
Note 7. Corporate collaboration revenues and government grants, which are not subject to achieving development milestones, are recognized on a straight-line basis over the period of the contract, which approximates when work is performed and costs are incurred. Revenues that are earned upon the achievement of development milestones are recognized when the milestones are achieved and payment is due. License fee revenue represents technology transfer fees received for rights to certain technology of the Company. License fees are recognized as revenue when all obligations as defined in the

                         LEUKOSITE, INC. AND SUBSIDIARY

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) individual agreements are fulfilled by the Company and there is no risk of refund. Deferred revenue represents payments received in advance of revenue recognition.

(D) RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred. Funding commitments are recorded as a liability when they become contractually due. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

(E) DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, marketable securities and accounts payable. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these instruments.

(F) NET LOSS PER COMMON SHARE

    In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The Company adopted SFAS No. 128 effective December 15, 1997. Basic net loss is based on the weighted average number of common shares outstanding. The 1997 net loss available to common stockholders has been adjusted to include $610,000 of dividends attributable to redeemable convertible preferred stock. Diluted net loss per share is the same as basic net loss per share as the inclusion of stock options and warrants would be antidilutive.

                                                                DECEMBER 31,
                                                ---------------------------------------------
                                                    1996            1997            1998
                                                -------------  --------------  --------------
Net loss......................................  $  (6,021,690) $  (10,651,101) $  (14,347,063)
Accretion of preferred stock dividends........             --        (610,000)             --
                                                -------------  --------------  --------------
Net loss applicable to common stockholders....  $  (6,021,690) $  (11,261,101) $  (14,347,063)
                                                -------------  --------------  --------------
                                                -------------  --------------  --------------
Net loss per common share--basic and
  diluted.....................................  $       (5.65) $        (2.62) $        (1.32)
                                                -------------  --------------  --------------
                                                -------------  --------------  --------------
Weighted average common shares
  outstanding--basic and diluted..............      1,065,522       4,298,828      10,895,411
                                                -------------  --------------  --------------
                                                -------------  --------------  --------------
Antidilutive securities that were not
  included--common stock options and
  warrants....................................        429,087         467,698         560,004
                                                -------------  --------------  --------------
                                                -------------  --------------  --------------

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities consist of securities with original maturities of greater than three months. The Company accounts for cash equivalents and marketable securities in accordance SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with SFAS No. 115, the Company has classified its investments as held-to-maturity. The investments that the Company has the positive intent

                         LEUKOSITE, INC. AND SUBSIDIARY

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED) and ability to hold to maturity are reported at amortized cost, which approximates fair market value. As of December 31, 1998, there were no material unrealized gains or losses on investments. Cash and cash equivalents and marketable securities consisted of the following:

                                                         DECEMBER 31, 1997  DECEMBER 31, 1998
                                                         -----------------  -----------------
Cash and cash equivalents:
  Cash.................................................    $   1,373,786      $   3,219,315
  Money market funds...................................        6,609,783          1,341,651
  Taxable auction securities...........................        2,604,304            800,373
                                                         -----------------  -----------------
                                                           $  10,587,873      $   5,361,339
                                                         -----------------  -----------------
                                                         -----------------  -----------------
Marketable securities, short-term:
  U.S. government agency obligations (average maturity
    of 5 months).......................................    $   6,094,401      $          --
  Corporate bonds and notes (average Maturity of 5 and
    6 months respectively).............................        8,474,699         15,802,376
                                                         -----------------  -----------------
                                                           $  14,569,100      $  15,802,376
                                                         -----------------  -----------------
                                                         -----------------  -----------------
Marketable securities, long-term:
  Corporate bonds and notes (average Maturity of 15.5
    months)............................................    $          --      $   2,168,324
                                                         -----------------  -----------------
                                                         -----------------  -----------------

    Taxable auction securities have maturities of either seven, twenty-eight, or thirty-five days and the yields on these instruments are reset upon maturity by utilizing the Dutch Auction or remarketing mechanisms. New and existing investors reset the rates through a competitive bidding process that reflects factors such as the current interest rate environment, comparable yields available in alternative short-term cash instruments and the credit quality of the issuer.

(4) WARNER-LAMBERT AGREEMENTS

    The Company and Warner-Lambert Company (Warner) have entered into research, development and marketing agreements to share expertise in the discovery and development of compounds that antagonize the MCP-1, IL-8, CCR5 and CXCR4 receptors and A4B7 and AEB7 integrins and to market therapeutic drugs that result from the collaboration.

    The Company and Warner signed an agreement related to MCP-1 in September 1994 that was amended in July 1995 and October 1997 (the MCP-1 Agreement). Under the MCP-1 Agreement, the Company and Warner are working to screen and select compounds for further development. In conjunction with the MCP-1 Agreement, Warner agreed to purchase preferred stock at a predetermined share price and to fund a portion of the Company's research expenses. Warner purchased $3,000,000 of Series C convertible preferred stock in 1995 and $5,000,000 of Series E convertible preferred stock in 1996.

    The Company and Warner signed an agreement related to IL-8 in July 1995 that was amended in October 1997 (the IL-8 Agreement). Under the IL-8 Agreement, the Company and Warner are working to screen and select compounds for further development. In connection with the IL-8 Agreement, Warner paid the Company $250,000 for the grant of a license to the technology and made a $1,000,000 equity investment in the Series G preferred stock in March 1997.

                         LEUKOSITE, INC. AND SUBSIDIARY

(4) WARNER-LAMBERT AGREEMENTS (CONTINUED)
    The Company and Warner signed an agreement related to CCR5 and CXCR4 in October 1996 (the CCR5 and CXCR4 Agreement). Under the CCR5 and CXCR4 Agreement, the Company and Warner are working to discover and develop small molecule antagonists to AIDS chemokine co-receptors CCR5 and CXCR4 for the treatment of HIV infection. This agreement was extended in January 1998, at which time Warner made a nonrefundable $1,000,000 payment related to the achievement of certain milestones.

    Under the terms of the October 1997 amendment to the MCP-1 and IL-8 agreements, the Company, Warner and Kyowa Hakko Kogyo (Kyowa) have agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3.

    The Company and Warner signed an agreement related to A4B7 and AEB7 in December 1998 (the A4B7 and AEB7 Agreement). Under the A4B7 and AEB7 Agreement, the Company and Warner are working to discover and develop small molecule atagonists to the A4B7 and AEB7 integrin targets implicated in asthma and inflammatory bowel disease. In connection with the A4B7 and AEB7 Agreement, Warner made a nonrefundable $2,500,000 payment for the grant of a license to the technology and agreed to provide research funding.

    The Company received quarterly research funding under the MCP-1 and IL-8 Agreements and the A4B7 and AEB7 Agreement. Through December 31, 1998, the Company had received $3,831,250 in research support. Revenue recognized for research support during the years ended December 31, 1996, 1997 and 1998 was $690,000, $1,035,000 and $1,021,667, respectively, and as of December 31, 1998, the Company has deferred recognizing $834,583 as revenue. The MCP-1, IL-8, CCR5 and CXCR4, and A4B7 and AEB7 Agreements (the Warner Agreements) also contain milestone payments payable to the Company beginning upon the designation of a product candidate for development. In addition, under the Warner Agreements, Warner will pay royalties as a percentage of sales, as defined, for certain products developed under the agreements. Warner waived its antidilution rights relating to the Series C, E and G preferred stock, which was converted into common stock in August 1997, in exchange for a credit against future royalties, if any become payable, under the MCP-1 and IL-8 Agreements and the Kyowa Agreement discussed in Note 6. The approximate amount of such credit is $3,900,000. The Warner Agreements can be terminated by either party with six months' written notice or for cause, as defined.

(5) ROCHE BIOSCIENCE AGREEMENT

    The Company signed an agreement with Roche Bioscience (Roche) for the development of a drug to block the binding of eotoxin in July 1996. Under the terms of this agreement, Roche will make payments to the Company in the form of licensing fees, research support and milestone payments and royalties on worldwide sales of products resulting from the collaboration. Through December 31, 1998, the Company had received $7,062,500 in licensing and research support payments from Roche. Revenue recognized for the years ended December 31, 1996, 1997 and 1998 was $2,900,000, $2,100,000 and $1,925,000, respectively, and as of
December 31, 1998, the Company has deferred recognizing $137,500 as revenue. Roche is responsible for preclinical and clinical development of products and has worldwide exclusive rights to market products.

(6) KYOWA HAKKO KOGYO AGREEMENT

    The Company signed an agreement with Kyowa to discover and develop small molecule antagonists and monoclonal antibody drugs to CXCR3 and CCR1 in April 1997. The agreement was amended in October 1997. Under the terms of the amended agreement, Kyowa has primary rights to market products

                         LEUKOSITE, INC. AND SUBSIDIARY

(6) KYOWA HAKKO KOGYO AGREEMENT (CONTINUED) in Japan and Asia resulting from the collaboration. Furthermore, the amended agreement calls for the Company, together with Warner and Kyowa to jointly develop antagonists that target MCP-1, IL-8, CXCR3 and CCR1. The Company is entitled to receive research support and milestone payments, as well as royalties based on net sales, as defined. Through December 31, 1998, the Company had received $7,000,000 of research funding from Kyowa. Revenue recognized for the years ended December 31, 1997 and 1998 was $2,100,000 and $3,300,000,
respectively, and as of December 31, 1998, the Company has deferred recognizing $1,200,000 as revenue.

(7) ILEX AGREEMENT

    In May 1997, the Company and Ilex Oncology, Inc. (Ilex) entered into a joint venture agreement that established a limited partnership for the purpose of developing CAMPATH-Registered Trademark-. Under the terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements. The joint venture expires in 2017, but provides for either partner under certain circumstances to purchase the other partner's ownership position of the joint venture after October 2000. Should either party fail to fulfill its funding obligations, control of the joint venture may change.

    The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income of loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. The joint venture has sublicensed the rights to CAMPATH-Registered Trademark- from the Company. For the years ended December 31, 1997 and 1998, the Company's share of the joint venture's recorded loss was $3,357,916 and $3,857,640, respectively, and the Company had a funding liability of $203,445 to the joint venture as of December 31, 1998. The Company charged the joint venture $1,235,185 and $250,106 for costs incurred by the Company on behalf of the joint venture for the year ended December 31, 1998 and December 31, 1997, respectively, which has been recorded as revenue by the Company. During 1998, the joint venture made a nonrefundable $25,000 payment to the Company for the license to the rights of CAMPATH-Registered Trademark-, which has been recorded as revenue by the Company.

(8) GENENTECH

    The Company entered into an agreement with Genentech, Inc. (Genentech) in December 1997 to develop and commercialize LDP-02, a humanized monoclonal antibody for the treatment of inflammatory bowel disease (IBD). Under the terms of the agreement Genentech will have exclusive worldwide rights to market LDP-02. In connection with the agreement, Genentech made a $4,000,000 equity investment in the Company and was issued warrants to purchase 250,000 shares of common stock at an exercise price of $16.22 per share. The agreement calls for payments to be made to the Company for the achievement of certain milestones as well as future royalty payments based upon the sale of products developed under the collaboration. In addition, Genentech will provide two credit facilities. The first facility will be for approximately $15 million and will fund development of products through completion of Phase II clinical trials. The second facility will be available to the Company if it agrees to fund 25% of the Phase III clinical trial development costs in return for a specified share of profits on U.S. sales of any products developed under the agreement, as defined. If the Company elects this option, it will also receive royalties on products sold outside of the U.S. The two credit facilities can be repaid by the Company or converted into shares of common stock under certain circumstances, at the option of the Company or Genentech, at the market value of the common stock at the date of conversion. No funds have been drawn against the credit facilities for the years ended December 31, 1997 and 1998.

                         LEUKOSITE, INC. AND SUBSIDIARY

(9) MORPHOSYS

    The Company entered into a two-year collaboration agreement with MorphoSys AG (MorphoSys) in August 1998 to discover and develop therapeutic monoclonal antibodies for inflammatory and autoimmune disorders. Under the terms of the agreement, the Company received exclusive worldwide rights to develop and commercialize antibody therapeutics resulting from the collaboration. The Company made a technology access fee payment in August 1998 of $750,000, which has been included in research and development expense. The agreement calls for payments to be made to MorphoSys for funded research, the achievement of certain milestones as well as future royalties, based upon commercial sales of products developed under the collaboration.

(10) CAPITAL LEASE

    In 1993, the Company entered into a master lease agreement for the sale and leaseback or lease of up to $2,250,000 of laboratory and office equipment and leasehold improvements. At December 31, 1998, the Company had acquired approximately $2,130,000 of laboratory and office equipment and leasehold improvements under the lease agreement. The Company also has an obligation to purchase $750,000 of leasehold improvements at the expiration of the lease term for 15% of its original cost. The Company issued warrants for the purchase of 210,000 shares of Series A redeemable convertible preferred stock at an exercise price of $1.00 per share to the lessors under the master lease agreement (see
Note 13(b)).

    In 1994, the Company entered into a second master equipment lease agreement for the lease of up to $750,000 of laboratory and office equipment. At December 31, 1998, the Company had acquired approximately $730,000 of equipment under the lease. The leased equipment reverts back to the lessor at the end of the lease term or the Company may purchase all of the equipment for fair market value, which will not be less than 10% or more than 20% of the cost of the equipment. On January 18, 1996, this agreement was amended to provide an additional $300,000 of lease availability.

    On March 14, 1997, the Company entered into another lease agreement for the lease of up to $1,200,000 of laboratory and office equipment, of which $450,000 may be utilized for leasehold improvements. The leased equipment reverts back to the lessor at the end of the lease term or the Company may purchase all of the equipment for fair market value, which will not be less than 10% or more than 20% of the cost of the equipment. On May 7, 1998, this agreement was amended to provide an additional $1,200,000 of lease availability. As of December 31, 1998, $1,010,000 is available under this lease commitment.

    On March 26, 1998, the Company entered into another lease agreement for the lease of up to $500,000 of laboratory and office equipment. The leased equipment reverts back to the lessor at the end of the lease term or the Company may purchase all of the equipment for fair market value, which will not be less than 10% or more than 15% of the cost of the equipment. As of December 31, 1998, $500,000 is available under this lease commitment.

    On June 12, 1998, the Company entered into another lease agreement for the lease of up to $1,300,000 of laboratory and office equipment, of which $455,000 may be utilized for leasehold improvements. The leased equipment reverts back to the lessor at the end of the lease term or the Company may purchase all of the equipment for fair market value, which will not be less than 10% or more than 20% of the cost of the equipment. As of December 31, 1998, $620,000 is available under this lease commitment.

                         LEUKOSITE, INC. AND SUBSIDIARY

(10) CAPITAL LEASE (CONTINUED)
    Future minimum lease payments under these lease agreements at December 31, 1998 are as follows:

                                                                                     AMOUNT
                                                                                  ------------
Year Ending December 31,
  1999..........................................................................  $    883,933
  2000..........................................................................       790,774
  2001..........................................................................       427,161
  2002..........................................................................       227,413
                                                                                  ------------
    Total.......................................................................     2,329,281
  Less--Amount representing interest............................................       279,620
                                                                                  ------------
    Present value of future lease payments......................................     2,049,661
  Less--Amounts due within one year.............................................       733,848
                                                                                  ------------
    Amounts due after one year..................................................  $  1,315,813
                                                                                  ------------
                                                                                  ------------

(11) CAPITAL STOCK

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

                         LEUKOSITE, INC. AND SUBSIDIARY

(12) PREFERRED STOCK

(A) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Redeemable convertible preferred stock activity for the two years in the period ended December 31, 1997 is as follows:

                                      SERIES A               SERIES B               SERIES D               SERIES F
                               ----------------------  ---------------------  ---------------------  ---------------------
                                 NUMBER     CARRYING    NUMBER     CARRYING    NUMBER     CARRYING    NUMBER     CARRYING
                               OF SHARES     VALUE     OF SHARES    VALUE     OF SHARES    VALUE     OF SHARES    VALUE
                               ----------  ----------  ---------  ----------  ---------  ----------  ---------  ----------

Balance, December 31, 1995...  10,000,000  $9,855,261  1,666,667  $1,926,629  1,481,482  $1,950,908         --  $       --

Issuance of Series F
  preferred stock, net of
  issuance costs of
  $34,838....................          --          --         --          --         --          --  1,638,335   4,880,607

Issuance of Series G
  preferred stock, net of
  issuance costs of
  $90,000....................          --          --         --          --         --          --         --          --

Value ascribed to guaranteed
  rate of return on
  redeemable convertible
  preferred stock............          --          --         --          --         --          --         --          --
                               ----------  ----------  ---------  ----------  ---------  ----------  ---------  ----------

Balance, December 31, 1996...  10,000,000   9,855,261  1,666,667   1,926,629  1,481,482   1,950,908  1,638,335   4,880,607

Issuance of Series G
  preferred stock, net of
  issuance costs of
  $40,000....................          --          --         --          --         --          --         --          --

Accretion of redeemable
  convertible Preferred stock
  dividend...................          --          --         --          --         --          --         --          --

Conversion of redeemable
  convertible preferred
  stock......................  (10,000,000) (9,855,261) (1,666,667) (1,926,629) (1,481,482) (1,950,908) (1,638,335) (4,880,607)
                               ----------  ----------  ---------  ----------  ---------  ----------  ---------  ----------

Balance, December 31, 1997...          --  $       --         --  $       --         --  $       --         --  $       --
                               ----------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
                               ----------  ----------  ---------  ----------  ---------  ----------  ---------  ----------

                                     SERIES G
                               ---------------------
                                NUMBER     CARRYING
                               OF SHARES    VALUE
                               ---------  ----------
Balance, December 31, 1995...         --  $       --
Issuance of Series F
  preferred stock, net of
  issuance costs of
  $34,838....................         --          --
Issuance of Series G
  preferred stock, net of
  issuance costs of
  $90,000....................    857,143   2,910,000
Value ascribed to guaranteed
  rate of return on
  redeemable convertible
  preferred stock............         --    (610,000)
                               ---------  ----------
Balance, December 31, 1996...    857,143   2,300,000
Issuance of Series G
  preferred stock, net of
  issuance costs of
  $40,000....................  1,102,719   3,819,506
Accretion of redeemable
  convertible Preferred stock
  dividend...................         --     610,000
Conversion of redeemable
  convertible preferred
  stock......................  (1,959,862) (6,729,506)
                               ---------  ----------
Balance, December 31, 1997...         --  $       --
                               ---------  ----------
                               ---------  ----------

    As discussed in Note 11(b), upon completion of the Company's initial public offering, all outstanding shares of redeemable convertible preferred stock were automatically converted into 4,986,827 shares of common stock.

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

(13) STOCK OPTIONS AND WARRANTS

(A) STOCK OPTIONS

    The Company has adopted the 1993 Stock Option Plan (the Plan) under which it may grant both incentive stock options and nonstatutory stock options. The Plan provides for the granting of options to purchase up to 2,125,000 shares of common stock. As of December 31, 1998, 352,720 shares are available for future grant under the Plan. To date, all options granted have been issued with an exercise price equal to the fair market value at the time of issuance.

                         LEUKOSITE, INC. AND SUBSIDIARY

(13) STOCK OPTIONS AND WARRANTS (CONTINUED)
    The Company's 1997 Employee Stock Purchase Plan authorizes a total of up to 150,000 shares of the Company's common stock to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 8% of an employee's base compensation.

    During 1993, the Company granted a stock option to purchase 135,000 shares of Series A redeemable convertible preferred stock at $1.00 per share pursuant to a stock restriction agreement with a consultant. Upon conversion of the Series A redeemable convertible preferred stock into common stock as discussed in Note 11(b), the option holder is now entitled to purchase 32,927 shares of common stock at an exercise price of $4.10 per share. This option expires on August 15, 2002.

    The Company had the following common stock option activity for the three years end December 31, 1998:

                                                                 OPTION
                                                    NUMBER        PRICE       WEIGHTED AVERAGE
                                                  OF SHARES     PER SHARE      EXERCISE PRICE
                                                  ----------  -------------  -------------------
Balance, December 31, 1995......................     468,776  $    .04-1.19             .74
  Granted.......................................     324,356      1.19-6.15            5.37
  Exercised.....................................     (45,491)      .04-1.19             .70
  Canceled......................................     (15,212)      .82-5.13            2.30
                                                  ----------  -------------             ---
Balance, December 31, 1996......................     732,429  $    .04-6.15            2.75
  Granted.......................................     633,008     6.12-11.13            8.46
  Exercised.....................................     (42,409)      .04-6.15             .93
  Canceled......................................     (48,509)      .69-7.17            4.45
                                                  ----------  -------------             ---
Balance, December 31, 1997......................   1,274,519  $   .04-11.13            5.50
  Granted.......................................     469,403     6.56-13.00            9.29
  Exercised.....................................     (59,716)      .04-7.17            2.98
  Canceled......................................     (84,908)     .94-11.13            7.98
                                                  ----------  -------------             ---
Balance, December 31, 1998......................   1,599,298  $   .04-13.00            6.66
                                                  ----------  -------------             ---
                                                  ----------  -------------             ---
Exercisable December 31, 1996...................     197,767  $    .04-2.62             .66
                                                  ----------  -------------             ---
                                                  ----------  -------------             ---
Exercisable December 31, 1997...................     336,805  $    .04-7.17            1.70
                                                  ----------  -------------             ---
                                                  ----------  -------------             ---
Exercisable December 31, 1998...................     585,644  $   .04-11.13            3.71
                                                  ----------  -------------             ---
                                                  ----------  -------------             ---

                         LEUKOSITE, INC. AND SUBSIDIARY

(13) STOCK OPTIONS AND WARRANTS (CONTINUED)

                                     OUTSTANDING                                    EXERCISABLE
                ------------------------------------------------------  ------------------------------------
                                   WEIGHTED AVERAGE
                                       REMAINING      WEIGHTED AVERAGE                     WEIGHTED AVERAGE
EXERCISE PRICE  NUMBER OF SHARES     CONTRACT LIFE     EXERCISE PRICE   NUMBER OF SHARES    EXERCISE PRICE
--------------  -----------------  -----------------  ----------------  -----------------  -----------------
      $.04-.94         279,460              5.03         $      .65            279,460         $     .65
     1.00-2.62          60,240              6.68               1.17             42,552              1.18
     5.12-6.75         410,555              7.99               5.85            145,667              5.69
     7.13-8.88         294,073              8.85               7.59             70,592              7.72
    9.00-10.75         383,820              9.74              10.04             12,379             10.36
   11.13-13.00         171,150              9.91              11.17             34,994             11.13
                -----------------          -----            -------            -------             -----
                     1,599,298              8.21         $     6.66            585,644         $    3.71
                -----------------          -----            -------            -------             -----
                -----------------          -----            -------            -------             -----

    In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No.
123. The assumptions used for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                            DECEMBER 31,
                                        ----------------------------------------------------
                                              1996              1997              1998
                                        ----------------  ----------------  ----------------
Risk-free interest rate...............    5.54%-6.83%       5.83%-6.86%       4.46%-5.57%
Expected dividend yield...............         0%                0%                0%
Expected life.........................      7 years           7 years           7 years
Expected volatility...................        33%               60%               46%

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The total value of the options granted during the years ended 1996, 1997 and 1998 was computed as approximately $867,000, $3,561,000 and $2,338,000, respectively. Of these amounts, approximately $99,000, $458,000 and $1,179,000 would be charged to operations for the years ended December 31, 1996, 1997 and 1998, respectively. The remaining amount would be amortized over the related vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years, as pro forma compensation expense may vary based upon the number of options granted and the assumptions used in valuing these options.

    The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial

                         LEUKOSITE, INC. AND SUBSIDIARY

(13) STOCK OPTIONS AND WARRANTS (CONTINUED) portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options. The pro forma effect of SFAS No. 123 for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                  DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                            1996                      1997                      1998
                                   -----------------------  ------------------------  ------------------------
                                                   PRO          AS                        AS           PRO
                                   AS REPORTED    FORMA      REPORTED     PRO FORMA    REPORTED       FORMA
                                   -----------  ----------  -----------  -----------  -----------  -----------
Net loss.........................  ($6,021,690) $(6,121,057) $(10,651,101) $(11,109,101) $(14,347,063) $(15,525,781)
                                   -----------  ----------  -----------  -----------  -----------  -----------
                                   -----------  ----------  -----------  -----------  -----------  -----------
Basic and diluted net loss per
  common share...................   $   (5.65)  $    (5.74) $     (2.62) $     (2.73) $     (1.32) $     (1.42)
                                   -----------  ----------  -----------  -----------  -----------  -----------
                                   -----------  ----------  -----------  -----------  -----------  -----------

(B) WARRANTS

    In connection with the issuance of the Company's Series G redeemable convertible preferred stock, the Company granted warrants to purchase shares of common stock. The total number of shares issuable upon exercise of the warrants and the exercise price will be determined once the Company completes its first firm commitment underwritten public offering in which the net proceeds to the Company are at least $17,500,000 (the Designated Public Offering). The warrants shall become exercisable only if the Designated Public Offering occurs after December 20, 2000. If the Designated Public Offering occurs on or prior to December 20, 2000, the warrants shall become null and void. The warrants are exercisable beginning on the later of (i) the date of the closing of the Designated Public Offering after December 20, 2000 or (ii) the date of closing in connection with, or expiration of, the underwriters' overallotment option in connection with the Designated Public Offering. The warrants expire on the earlier of (i) the date of closing of the Designated Public Offering provided the closing occurs on or prior to December 20, 2000 or (ii) December 20, 2003.

    In conjunction with the Company's master lease agreement (see Note 10), the Company issued warrants for the purchase of 210,000 shares of Series A redeemable convertible preferred stock at an exercise price of $1.00 per share. Upon conversion of the Series A redeemable convertible preferred stock into common stock as discussed in Note 11(b), the warrantholder became entitled to purchase 51,220 shares of common stock at an exercise price of $4.10 per share. The warrants are fully exercisable and expire on August 15, 2002. The value assigned to the warrants, $90,500, is being accounted for as debt discount and is being amortized over the lease period.

    In conjunction with the Company's agreement with Genentech (see Note 8), the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $16.22 per share. The warrants are exercisable on December 18, 1999 and expire on December 18, 2007.

                         LEUKOSITE, INC. AND SUBSIDIARY

(14) OPERATING LEASE

    In December 1994, the Company entered into an operating lease for its office and research facilities. The lease expires in December 1999 with an option to renew for two additional five-year terms. On September 1, 1998, the term of the lease was extended for an additional period commencing as of December 1, 1999 and expiring as of November 30, 2004. The Company has received certain rent concessions during the initial term of the lease. Rent expense is being recognized ratably over the term of the lease. Deferred rent included in the accompanying consolidated balance sheet represents the difference between cash paid to date and rent expense recognized to date. Rent expense for 1996, 1997 and 1998 amounted to approximately $459,000, $459,000 and $741,000 respectively.

    Future minimum rental payments at December 31, 1998 are as follows:

                                                                                     AMOUNT
                                                                                  ------------
Year Ending December 31,
1999............................................................................  $  1,724,281
2000............................................................................     1,294,243
2001............................................................................     1,294,243
2002............................................................................     1,294,243
2003............................................................................     1,294,243
2004............................................................................     1,186,389
                                                                                  ------------
                                                                                  $  8,087,642
                                                                                  ------------
                                                                                  ------------

(15) INCOME TAXES

    The Company follows the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, whereby a deferred tax asset or liability is measured by the enacted tax rates that would be in effect when any differences between the financial statement and tax bases of assets or liabilities reverse. The Company has elected to defer the deduction of certain research and development costs, as defined in the Internal Revenue Code. As of December 31, 1998, the Company has available deferred research and development costs of approximately $29,105,000, net operating loss carryforwards of approximately $13,800,000 and research and development credit carryforwards of approximately $1,300,000 to reduce future federal income taxes, if any. The net operating loss and credit carryforwards expire beginning in the year 2007 and are subject to review and possible adjustment by the Internal Revenue Service. Because of the uncertainty

                         LEUKOSITE, INC. AND SUBSIDIARY

(15) INCOME TAXES (CONTINUED)
of the realization of future tax return benefits of the deferred tax assets, a full valuation allowance has been provided.

                                                                     1997            1998
                                                                --------------  --------------
Operating loss carryforwards..................................  $    1,902,000  $    5,502,000
Tax credit carryforwards......................................         900,000       1,300,000
Start-up costs................................................         160,000         180,000
Development costs.............................................       9,905,000      12,374,000
Nondeductible accruals........................................          84,000         102,000
Depreciation..................................................         189,000         375,000
                                                                --------------  --------------
                                                                    13,140,000      19,833,000
Less--Valuation allowance.....................................     (13,140,000)    (19,833,000)
                                                                --------------  --------------
                                                                --------------  --------------
                                                                $           --  $           --
                                                                --------------  --------------
                                                                --------------  --------------

    The United States Tax Reform Act of 1986 contains provisions that may limit the Company's net operating loss and credit carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders. The Company has completed numerous financings since its inception and has incurred ownership changes, as defined in the Tax Reform Act of 1986. The Company believes that the ownership changes will not significantly impact its ability to utilize its net operating loss and tax credit carryforwards.

(16) COMMITMENTS

(A) RESEARCH, LICENSE AND CONSULTING AGREEMENTS

    The Company has entered into various research, license and consulting agreements to support its research and development activities. These agreements generally expire over several years. Certain of such agreements contain provisions for future royalties to be paid on sales of products developed under the agreements. The Company also has commitments to fund research and development under arrangements discussed in Notes 7 and 16(b).

    Future minimum commitments under research, license and consulting agreements, excluding any funding related to the Ilex joint venture discussed in
Note 7, at December 31, 1998 are approximately as follows:

1999............................................................  $1,805,000
2000............................................................    288,000
2001............................................................     25,000
                                                                  ---------
Total...........................................................  $2,118,000
                                                                  ---------
                                                                  ---------

(B) LEUKOSITE (U.K.) LIMITED

    The Company has a wholly owned subsidiary, LeukoSite (UK) Limited (LeukoSite
UK). LeukoSite UK was incorporated for the purpose of entering into a research agreement to fund research activity in the United Kingdom. An agreement has been established whereby LeukoSite UK will contribute $3,000,000

                         LEUKOSITE, INC. AND SUBSIDIARY

(16) COMMITMENTS (CONTINUED)
toward funding the construction, equipping and the operations of a research center in the UK. The Company has paid and charged to operations $2,500,000 of such commitment as of December 31, 1998, and the balance will be paid in six-month intervals of $250,000 each. It is expected that the Company will fund most of the cash requirements of LeukoSite UK.

(17) ACCRUED EXPENSES

    Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Payroll and payroll-related.......................................  $    608,724  $    711,678
Consulting and contract research..................................       263,300       249,010
Preclinical research and development..............................       330,237     1,776,605
Clinical research and development.................................       174,592       559,672
Legal fees........................................................       145,018       124,882
Other.............................................................       344,552       693,454
                                                                    ------------  ------------
                                                                    $  1,866,423  $  4,115,301
                                                                    ------------  ------------
                                                                    ------------  ------------

(18) PROFIT SHARING PLAN

    The Company maintains a profit sharing plan (the Plan) that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to 25% of the lesser of 6% of an employee's salary or an employee's contributions. The Company's contributions are 100% vested. There were no Company matching contributions during the years ended December 31, 1996 and 1997. The Company has made matching contributions to the Plan of approximately $52,000 for the year ended December 31, 1998. The Company pays the administrative costs of the Plan.

(19) COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted this statement for the year ended December 31, 1998 with no material impact on the Company's financial statements as there are no material differences between comprehensive income and reported.

(20) SEGMENT REPORTING

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and require that enterprises report selected information about operating segments in interim financial reports issued to stockholders.

                         LEUKOSITE, INC. AND SUBSIDIARY

(20) SEGMENT REPORTING (CONTINUED)
    The Company has adopted this statement for the fiscal year ending December 31, 1998. In accordance with SFAS No. 131, the Company has one operating segment. Additional disclosure of revenue information about products and services is, therefore, not required.

(21) SUBSEQUENT EVENT

    On February 11, 1999, the Company acquired all of the issued and outstanding capital stock of CytoMed Inc. (CytoMed) through the issuance of 935,625 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share, to CytoMed shareholders. The Series A Convertible Preferred Stock is convertible into common stock on a one-to-one basis upon required approval by Company shareholders. The Company will issue another 631,313 common shares to CytoMed shareholders upon receipt of a $6,000,000 payment to CytoMed from UCB Pharma which is required to be paid in October 1999. In addition, CytoMed shareholders may receive up to $23,000,000 in cash and 84,000 shares of the Company's common stock which is required upon the achievement of clinical development and regulatory milestones related to CytoMed's product candidates. The total purchase price, including shares issued, shares to be issued and transaction costs, was approximately $16,100,000 and the net assets acquired were approximately $14,500,000. The transaction will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the General Partners of
L&I Partners, L.P.:

    We have audited the accompanying balance sheets of L&I Partners, L.P. (a Delaware Limited Partnership in the development stage), as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1998, and for the period from inception (May 2, 1997) through December 31, 1997, and cumulative from inception (May 2,
1997) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L&I Partners, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, and for the period from inception through December 31, 1997, and cumulative from inception through December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

San Antonio, Texas
January 29, 1999

                               L&I PARTNERS, L.P.

                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                     DECEMBER 31
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                            ASSETS
CASH AND CASH EQUIVALENTS......................................................................  $      60  $     353
PREPAID EXPENSES...............................................................................          4         --
                                                                                                 ---------  ---------
    Total assets...............................................................................  $      64  $     353
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
                               LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable to related parties..........................................................  $     737  $   1,202
  Accrued subcontractor costs..................................................................         --      3,210
                                                                                                 ---------  ---------
    Total liabilities..........................................................................        737      4,412
                                                                                                 ---------  ---------
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Limited partners' capital....................................................................       (666)    (4,006)
  General partner's capital....................................................................         (7)       (40)
  Receivable from general partner..............................................................         --        (13)
                                                                                                 ---------  ---------
    Total partners' capital....................................................................       (673)    (4,059)
                                                                                                 ---------  ---------
    Total liabilities and partners' capital....................................................  $      64  $     353
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                                        INCEPTION     INCEPTION
                                                                          YEAR ENDED     THROUGH       THROUGH
                                                                         DECEMBER 31   DECEMBER 31,  DECEMBER 31,
                                                                             1998          1997          1998
                                                                         ------------  ------------  ------------
REVENUE................................................................   $       --    $       --    $       --
                                                                         ------------  ------------  ------------
OPERATING EXPENSES:
  General and administrative...........................................          153            --           153
                                                                         ------------  ------------  ------------
  Costs of contract research services performed by related parties.....        4,876         1,202         6,078
  Subcontractor costs..................................................        2,755         5,520         8,275
                                                                         ------------  ------------  ------------
      Total operating expenses.........................................        7,784         6,722        14,506
                                                                         ------------  ------------  ------------
OPERATING LOSS.........................................................       (7,784)       (6,722)      (14,506)
                                                                         ------------  ------------  ------------
INTEREST INCOME........................................................           68             6            74
                                                                         ------------  ------------  ------------
NET LOSS...............................................................   $   (7,716)   $   (6,716)   $  (14,432)
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.

                         (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF PARTNERS' CAPITAL

                                 (IN THOUSANDS)

                                                                                     LIMITED      GENERAL
                                                                                    PARTNERS'    PARTNER'S
                                                                                     CAPITAL      CAPITAL      TOTAL
                                                                                   -----------  -----------  ---------
BALANCE, inception, May 2, 1997..................................................   $      --    $      --   $      --
  Contributions..................................................................       2,643           27       2,670
  Receivable from general partner................................................          --          (13)        (13)
  Net loss.......................................................................      (6,649)         (67)     (6,716)
                                                                                   -----------       -----   ---------
BALANCE, December 31, 1997.......................................................      (4,006)         (53)     (4,059)
  Contributions..................................................................      10,979          123      11,102
  Net loss.......................................................................      (7,639)         (77)     (7,716)
                                                                                   -----------       -----   ---------
BALANCE, December 31, 1998.......................................................   $    (666)   $      (7)  $    (673)
                                                                                   -----------       -----   ---------
                                                                                   -----------       -----   ---------

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                                        INCEPTION     INCEPTION
                                                                          YEAR ENDED     THROUGH       THROUGH
                                                                         DECEMBER 31   DECEMBER 31,  DECEMBER 31,
                                                                             1998          1997          1998
                                                                         ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................   $   (7,716)   $   (6,716)   $  (14,432)
  Adjustments to reconcile net loss to net cash used in operating activities-........................................................
    Increase in assets-
      Prepaid expenses.................................................           (4)           --            (4)
    Increase (decrease) in liabilities-
      Accounts payable to related parties..............................        3,925         1,202         5,127
      Accrued subcontractor costs......................................       (3,210)        3,210            --
                                                                         ------------  ------------  ------------
          Net cash used in operating activities........................       (7,005)       (2,304)       (9,309)
                                                                         ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions................................................        6,712         2,657         9,369
                                                                         ------------  ------------  ------------
          Net cash provided by financing activities....................        6,712         2,657         9,369
                                                                         ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................         (293)          353            60
CASH AND CASH EQUIVALENTS, beginning of period.........................          353            --            --
                                                                         ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of period...............................   $       60    $      353    $       60
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Capital contributions made through settlement of accounts payable
      to related parties...............................................   $    4,390    $       --    $    4,390
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                             (AMOUNTS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION AND CONTROL

    L&I Partners, L.P. (L&I), was founded in May 1997 as a joint venture between Ilex Oncology, Inc. (Ilex), and Leukosite, Inc. (Leukosite). L&I was formed to develop and commercialize a monoclonal antibody (CAMPATH-Registered Trademark-) initially for the treatment of chronic lymphocytic leukemia, pursuant to an agreement of limited partnership and a license agreement between Leukosite, Ilex and L&I. The development and commercialization activities of L&I are jointly managed by Leukosite and Ilex who will generally share equally in profits and losses. The joint venture expires in 2017, but provides for either partner to purchase the other partner's ownership interest in the joint venture in the event of an unresolved deadlock (relating to the activities of the partnership) after the earlier of a change in control (as defined therein) of the other party or October 31, 2000. In addition, in the event that one party is unable or unwilling to fulfill its funding obligations to the joint venture, then in certain circumstances, the party that funds the joint venture shall gain control of the management of the joint venture, subject to certain catch-up rights of the other party.

    L&I is in the development stage and has not yet generated operating revenues nor is there any assurance of future revenues. Since inception, L&I has received significant support from Leukosite and Ilex. Although its affiliation with Leukosite and Ilex puts it in a preferred position to develop and commercialize a product, L&I continues to be subject to the risks and challenges associated with other companies in a comparable stage of development including the ability to obtain adequate financing to fund operations and development, dependence on key individuals and entities, competition from larger companies and successful marketing of its products. Accordingly, L&I's future success is uncertain.

    During the period from inception (May 2, 1997) through December 31, 1998, L&I incurred a net loss of approximately $14.5 million and, at December 31, 1998, had a negative working capital of approximately $.7 million and negative partners' capital of approximately $.7 million. The ability of L&I to continue as a going concern is dependent upon the ongoing support of its partners. The general and limited partners have committed to making additional capital contributions in order to fund the obligations and operations of L&I through fiscal 1999.

    Under the partnership structure, Ilex and Leukosite each hold a 49.5 percent limited partner interest and L&I LLC holds a 1 percent general partner interest in L&I. Ilex and Leukosite each hold a 50 percent interest in L&I LLC.

    BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and are not the basis for reporting taxable income to the partners. The financial statements include the accounts of L&I only.

    ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                               L&I PARTNERS, L.P.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

                             (AMOUNTS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    STATEMENT OF CASH FLOWS

    L&I considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

    INCOME TAXES

    Income and deductions of L&I for federal income tax purposes are includable in the tax returns of the individual partners. Accordingly, no recognition has been given to federal income taxes in the accompanying financial statements of L&I.

    PRICE RISK MANAGEMENT ACTIVITIES

    L&I may enter into exchange traded futures and options contracts, forward contracts, swaps and other financial instruments with third parties to hedge foreign currency commitments.

    ALLOCATION OF NET INCOME (LOSS) AND CASH DISTRIBUTIONS

    Net income (loss) is allocated to partners based on their effective ownership interest in the operating results of L&I. L&I is not required to and has not made any cash distributions.

2. RELATED-PARTY TRANSACTIONS:

    L&I utilizes services extensively from both its limited partners. These services include contract research, development, scientific expertise, business development services and general management. The limited partners also provide certain general management services free of charge to L&I, however, the fair value of such services is immaterial to the results of operations of L&I for the period from inception (May 2, 1997) through December 31, 1998. During the year ended December 31, 1998 and for the period from May 2, 1997, through December 31, 1997, L&I incurred the following related party expenses for contract research services (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
ILEX.......................................................................  $   3,616  $     952
Leukosite..................................................................      1,260        250
                                                                             ---------  ---------
                                                                             $   4,876  $   1,202
                                                                             ---------  ---------
                                                                             ---------  ---------

3. LICENSING AGREEMENTS:

    L&I has sublicensed the rights to CAMPATH-Registered Trademark- from Leukosite. The licensing agreement grants L&I the right to develop and market the product and to license the rights to the compound to other third parties. Under terms of the agreement, L&I is required to pay certain fees and royalties to Leukosite as defined in the agreement. No such payments were required for the period from inception through December 31, 1998.