Form 10-K405/A
period 1998-12-31
LEUKOSITE INC
filed 1999-04-07
CIK 915320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LeukoSite, Inc.

     In the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, approximately 15 pages were inadvertently omitted from the filing due solely to a technical error with the EDGAR filing. As such, the only amendment made herein is the inclusion of the pages that were omitted.

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


    In December 1998, LeukoSite entered into a collaboration agreement with Warner-Lambert to discover and optimize small molecule lead candidates using LeukoSite's AEB7 integrin receptor-based technology by screening
Warner-Lambert's compound library. See "Collaboration Agreements--Warner-
Lambert."


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



    MORPHOSYS



    In August 1998, LeukoSite and MorphoSys AG ("MorphoSys") entered into a two year collaboration agreement to utilize MorphoSys' technology to generate human therapeutic antibodies against three LeukoSite chemokine receptor and integrin targets. LeukoSite has the right under the collaboration agreement to develop and commercialize any products developed through this collaboration, and MorphoSys will be entitled to milestone payments and royalties on product sales.



    MEDAREX



    In February 1999, LeukoSite and Medarex, Inc. ("Medarex") expanded their collaboration and licensing agreement to utilize Medarex transgenic mice technology to make human antibodies to LeukoSite targets. LeukoSite has the right under the collaboration agreement to develop and commercialize any products developed through this collaboration, and Medarex will be entitled to milestone payments and royalties on product sales.



MERGER AGREEMENT



    In January of 1999, LeukoSite and CytoMed, Inc. ("CytoMed") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), whereby LeukoSite agreed to purchase of all of the issued and outstanding capital stock of CytoMed through the issuance of approximately 935,625 shares of LeukoSite's Series A Convertible Preferred Stock, par value $0.01 per share, to CytoMed shareholders. Under the terms of the Merger Agreement LeukoSite will issue another approximately 631,313 shares to CytoMed shareholders upon receipt of a $6 million payment due to CytoMed from UCB Pharma in October 1999. The Series A Convertible Preferred Stock will convert into LeukoSite Common Stock upon approval by LeukoSite shareholders at LeukoSite's upcoming annual meeting. In addition, CytoMed shareholders may receive up to $23.5 million in cash and 84,000 shares of LeukoSite stock upon the achievement of milestones related to the CytoMed product candidates.



    In the above-described transaction, which closed in February of 1999, LeukoSite acquired two CytoMed small molecule development programs, LDP-977 for the treatment of asthma and LDP-392 for the treatment of chronic inflammatory skin disorders.



    LDP-977 is an orally active compound that selectively inhibits the production of leukotrienes by blocking the 5-lipoxygenase enzyme, a class of molecules that play an important role in triggering bronchial asthma. In 1999 LeukoSite plans to begin a Phase IIa clinical trial of LDP-977 in asthma to assess its safety, tolerability and biological activity. LDP-392 is formulated as a topical product designed to block two biochemical pathways involving inflammation. In addition LeukoSite acquired CytoMed's complement inhibition research program.



PATENTS AND PROPRIETARY RIGHTS



    The Company's strategy is to protect its intellectual property related to processes and compositions of matter by, among other things, filing patent applications in the United States and abroad in other key markets. LeukoSite has pending U.S. and foreign patent applications and international patent applications filed under the Patent Cooperation Treaty ("PCT"). The Company has also in-licensed U.S. and foreign patents and patent applications. For example, LeukoSite has an exclusive license from British Technology Group Limited ("BTG") under United States and foreign patents and patent applications, variously covering certain humanized antibodies against the CAMPATH-Registered Trademark- antigen, pharmaceutical compositions, host cells useful in the production of such antibodies, processes of producing such antibodies and medical uses of such antibodies.



    The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its drug candidates and processes, preserve its trade secrets, and operate without infringing the proprietary rights of third parties. The Company places considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. The Company's patent position is highly uncertain and involves complex legal and factual questions. The Company cannot be certain that the applicants or inventors of subject matter covered by patent applications or patents owned by or licensed to the Company were the first to invent or the first to file patent applications for such inventions. There can be no assurance that any patents will issue from any of the pending or future patent applications we own or have licensed. Existing or future patents owned by or licensed to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, there can be no assurance that any rights the Company may have under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes.



    If another party claims the same subject matter or subject matter overlapping with subject matter that the Company has claimed in a United States patent application or patent, the Company may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable.



    Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. In addition to patent protection, the Company relies on trade secrets, proprietary know-how, and confidentiality provisions in agreements with its collaborative partners, employees and consultants to protect its intellectual property. The Company also relies on invention assignment provisions in agreements with employees and certain consultants. There can be no assurance that these agreements will not be breached or that the Company would have adequate remedies for any such breach. There can be no assurance that the Company's trade secrets, proprietary know-how and intellectual property will not become known or be independently discovered by others.



    The Company's product candidates LDP-01, LDP-02 and
CAMPATH-Registered Trademark- are humanized monoclonal antibodies. The Company is aware that patents have been issued in the United States and abroad to third parties which relate to certain humanized antibodies, products useful for making humanized antibodies, and processes for making and using humanized antibodies. The Company may choose to seek or be required to seek licenses under certain of these patents.



    The Company is also aware of other third party applications in the United States and abroad relating to certain humanized monoclonal antibodies, products useful for making humanized antibodies, and processes for making and using humanized antibodies. The Company may choose to seek or be required to seek licenses under some or all of the patents which might issue from these patent applications.



    Litigation in the pharmaceutical and biotechnology industry regarding patents and other proprietary rights has been significant and widespread. Litigation or other proceedings may be necessary to assert claims of infringement, to enforce patents owned by or licensed to the Company, to protect trade secrets, know-how or other intellectual property rights owned by or licensed to the Company, or to determine the scope or validity of proprietary rights of third parties and defend against claims of infringement thereof. There can be no assurance that any of the patents owned by or licensed to the Company will ultimately be held valid or that efforts to assert or defend any patents, trade secrets, know-how or other intellectual property rights would be successful. Similarly, there can be no assurance that products or processes used by the Company will not be held to infringe patents or other intellectual property rights of others. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's business, financial condition and results of operations. The expenses of intellectual property litigation or other proceedings are likely to be substantial, and could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome in such litigation or proceeding could subject the Company to significant liabilities or require the Company to cease certain activities. If any of the Company's present or future products or processes is alleged or determined to infringe upon the patents or impermissibly use the intellectual property of others, the Company may choose or be required to obtain licenses from third parties under their patents or proprietary rights. There can be no assurance that we will be able to obtain those licenses on acceptable terms, or at all. In such event, the development, manufacture and sale of the Company's drug candidates or products could be severely restricted or prohibited.



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



GOVERNMENT REGULATION



    OVERVIEW OF FDA REGULATIONS. Biological and non-biological drugs, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. If these products are marketed abroad, they also are subject to export requirements and to regulation by foreign governments. The applicable regulatory clearance process, which must be completed prior to the commercialization of a product, is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary regulatory approvals on a timely basis, if at all, for any of its products under development. Delays in receipt of, or failure to receive, such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.



    FDA requirements for the Company's products under development vary depending upon whether the product is a non-biological drug or biological drug. The Company believes that its monoclonal antibody products currently in human clinical or late preclinical development (i.e., CAMPATH-Registered Trademark-, LDP-01 and LDP-02) will be regulated by the FDA as biological drugs. Because of the early research and development stages, the Company is uncertain as to whether products under development in its small molecule antagonist program will be regulated as non-biological drugs or biological drugs.



    REGULATION OF NON-BIOLOGICAL DRUGS AND BIOLOGICAL DRUGS. Non-biological drugs and biological drugs are subject to some of the same laws and regulations. Ultimately, however, they are approved under slightly different regulatory frameworks. Product development and approval within either regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many non-biological drugs and biological drugs that initially appear promising ultimately do not reach the market because they are not found to be safe or effective under the standards applied by FDA, or cannot meet the FDA's other regulatory requirements for product manufacture and sale. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulations will not arise at any stage of the Company's product development that may affect approval, delay the submission or review of an application or require additional expenditures by the Company.



    The activities required before a new non-biological drug or biological drug can be marketed in the United States begin primarily with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry, toxicology and other characteristics. Animal studies are used to assess the potential safety and efficacy of the product as formulated. Many preclinical studies are regulated by the FDA under the current Good Laboratory Practice ("GLP") regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated if the data are to be submitted to the FDA in support of a marketing application.



    The entire body of preclinical development work necessary to administer investigational non-biological drugs and biological drugs to human volunteers or patients is summarized in an investigational new drug application ("IND") submitted to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials, or that such trials will be deemed adequate and well controlled by FDA. Once trials have commenced, the FDA may stop the trials by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product.



    Clinical testing in humans involves the administration of the investigational non-biological drug or biological drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA reviewed protocol. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB") at each academic center, hospital or other research facility at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects, whether informed consent was properly obtained, and the possible liability of the institution. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety, in one or more dosages, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple geographically dispersed sites. A clinical plan, or "protocol," accompanied by the approval of an IRB, is submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformity with the FDA's bioresearch monitoring regulations.



    A company seeking FDA approval to market a new non-biological drug (in contrast to biological drug) must file a new drug application ("NDA") with the FDA. In addition to reports of the preclinical and clinical trials conducted under the FDA-approved IND application, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, detail on the manufacture of finished products and proposed product packaging and labeling. In addition to reports of the preclinical and clinical trials conducted under the FDA-authorized IND application, the marketing application includes evidence of the product's safety and efficacy.



    The FDA has established procedures designed to expedite the development, evaluation and marketing of therapies intended to treat persons with cancer, AIDS or other serious or life-threatening diseases, especially when no satisfactory alternative therapy exists. Sponsors of such products may request to meet with the FDA-reviewing officials early in the drug development process to review and reach agreement on the design of necessary preclinical and clinical studies. Treatment of patients with an experimental non-biological or biological drug also may be allowed outside of the clinical trials under a treatment IND before general marketing begins or the drug is approved by FDA. Charging for an investigational product also may be allowed under a treatment IND to recover certain costs of development if various requirements are met. There can be no assurance that any of the Company's products under development will qualify for expedited review or for treatment use.



    Traditionally, a company seeking FDA approval to market a biological drug (in contrast to a non-biological drug) was required to file a product license application ("PLA"), and an establishment license application ("ELA") with the FDA before commercial marketing of a biological drug. As part of its reinventing government materials, the FDA amended the biological drug regulations to eliminate the ELA requirements for specified biotechnology and synthetic biological drugs, including, but not limited to, monoclonal antibody products for IN VIVO use. For these specified products, in place of the ELA, a company is required to prepare and submit additional information for inclusion in a single biologics license application ("BLA") which is similar in content to the NDA.



    Submission of a standard NDA, or BLA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of non-biological drugs and biological drugs for serious or life-threatening diseases may be accelerated or prioritized for a six month review. However, the process may take substantially longer if, among other things, the information is not complete, or the FDA has questions or concerns about the safety and/or efficacy of a product. Expedited or accelerated approvals may require additional larger studies to be conducted following approval.



    In addition, the FDA may, in some circumstances, impose restrictions on the use of the non-biological drug or biological product that may be difficult and expensive to administer. Product approval may be withdrawn if compliance with regulatory requirements are not maintained or if adverse events are reported after the product reaches the market. The FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved non-biological drug or biological product. Manufacturing and sale may also be disrupted, or delayed, if the company fails to comply with all required current good manufacturing practices as determined by FDA investigators in periodic inspection of manufacturing facilities.



    The product testing and approval process is likely to take a substantial number of years and involve expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA may also require postmarket testing and surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a prescription non-biological drug or biological product may only be marketed for the approved indications in the approved dosage forms and at the approved dosage.



    Under the Orphan Drug Act, a sponsor of a marketing application may seek to obtain a seven-year period of marketing exclusivity for a non-biological or biological drug intended to treat a rare disease or condition (i.e., a disease or condition that occurs in fewer than 200,000 patients). Before a product can receive marketing exclusivity associated with orphan product status, it must receive orphan product designation. If a product is designated as an orphan drug or biologic by the FDA and it is the first FDA approved application of the specified indication, the sponsor receives seven years of marketing exclusivity. The Company has obtained orphan product designation for CAMPATH-Registered Trademark- for the treatment of chronic lymphocytic leukemia. It may seek such designation for other products as well. However, other companies may also receive orphan designation and obtain the FDA marketing approval before the Company obtains such approval. If another company obtains marketing approval first and receives seven-year marketing exclusivity, the Company would not be permitted by the FDA to market the Company's product in the United States for the same use during the exclusivity period. In addition, the Company could incur substantial costs in asserting any rights to prevent such uses it may have under the Orphan Drug Act. If the Company receives seven-year marketing exclusivity, FDA may rescind the period of exclusivity under certain circumstances, including failure of the Company to assure a sufficient quantity of the drug.

    FOREIGN REQUIREMENTS. In addition to the applicable FDA requirements, if the Company attempts to sell its products overseas, the Company will be subject to foreign regulatory authorities governing clinical trials, approvals and product sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. Under certain conditions, however, an unapproved non-biological or biological drug manufactured in the United States may be exported to any country if the product complies with the laws of that country and has valid marketing authorization in Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, or in any country in the European Union ("EU") or the European Economic Area.



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



    Finally, the health care environment is undergoing significant change as third-party payers attempt to control the reimbursement of medical technology including biologics. The Company cannot predict with any certainty whether its products, once approved for marketing by FDA, will be reimbursed by government and private health plans and other payers, or at what level of payment.



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



MANUFACTURING AND SUPPLY



    The Company currently has no manufacturing facilities for clinical or commercial production of any monoclonal antibodies or small molecule therapeutics. The Company intends to rely initially on third parties to manufacture certain of its product candidates for development, preclinical and clinical trials and commercialization. The monoclonal antibodies LDP-01 and LDP-02 will be manufactured for preclinical and early clinical trials in collaboration with the TAC. The Company has also entered into agreements with Cytogen and Abbott Laboratories for the clinical trial production of LDP-02 and LDP-01. The Company and ILEX have entered into an agreement with Boehringer Ingleheim, for the production of CAMPATH-Registered Trademark-.



    The Company expects that its collaborative partners will manufacture products for clinical development and commercialization. Under the Company's collaboration agreements with Warner-Lambert, Roche Bioscience, Kyowa and Genentech, the collaborative partners have the exclusive right under the collaboration agreements to manufacture products that result from their programs.



COMPETITION



    The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. While the Company believes that several of the drugs which may result from its research and development efforts may be utilized in combination with existing drugs to treat specific diseases (such as LDP-01 used in conjunction with t-PA or heparin and CAMPATH-Registered Trademark- used in conjunction with or following fludarabine), there can be no assurance that patients, physicians or manufacturers of such existing drugs will view any of the drugs that may be developed by the Company as complementary rather than competitive. Many of the Company's potential competitors have greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance the financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete or noncompetitive.



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

    EMPLOYEES



    As of March 8, 1999, the Company had 101 full-time employees, of whom 27 hold Ph.D. or M.D. degrees. Of the Company's total work force, 84 are engaged in research and development activities and 17 are engaged in business development, finance and administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that relations with its employees are good.



    EXECUTIVE OFFICERS OF THE REGISTRANT



    The executive officers of the Company, and their ages as of December 31, 1998, are as follows:



NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Christopher K. Mirabelli, Ph.D.......................          44   Chairman of the Board of Directors, President and
                                                                    Chief Executive Officer
Augustine Lawlor.....................................          42   Vice President, Corporate Development and Chief
                                                                    Financial Officer
Walter Newman, Ph.D..................................          53   Vice President, Research and Discovery
Lee Brettman, MD.....................................          51   Vice President, Clinical Development
Jay Luly, Ph.D.......................................          42   Vice President, Drug Discovery
Grace C. Yeh, Ph.D...................................          46   Vice President, Preclinical Development



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



    MR. LAWLOR has served as Vice President, Corporate Development and Chief Financial Officer since February 1997. From 1995 to 1997, he served as Chief Financial Officer at Alpha-Beta Technology, Inc., a biotechnology company. From 1993 to 1995, Mr. Lawlor served as Chief Financial Officer at BioSurface Technology, a biotechnology company. From 1989 to 1995, he served as Chief Financial Officer at Armstrong Pharmaceuticals, Inc., a biotechnology company. Mr. Lawlor received his B.A. from the University of New Hampshire and his M.P.P.M. from the Yale School of Organizational Management.



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



    DR. BRETTMAN has served as Vice President of Clinical Development since June 1996. From 1995 to 1996, he served the Company as Senior Director, Clinical Development. From 1993 to 1995, Dr. Brettman served as Head of Clinical Research at Vertex Pharmaceuticals, Inc., a biotechnology company. From 1990 to 1993, he served first as Associate Director of the Anti-Infectives Group at the Robert Wood Johnson Pharmaceutical Research Institute and then as the Director of Anti-Infectives Research at Schering Plough Company, a pharmaceutical company. Dr. Brettman received his B.S. in Biology from the Massachusetts Institute of Technology and his M.D. from Baylor College of Medicine.



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



    DR. YEH has served as Vice President, Preclinical Drug Development since February 1999. From 1991 to 1999, she served as Chief Scientific Officer and Vice President of Product Development, Vice President of Preclinical Development and Project Management, Senior Director of Preclinical Projects, and Director of Immunobiology at CytoMed, Inc., a biopharmaceutical company. From 1988 to 1991, she served in various positions, most recently as Director of Pharmaceutical Evaluation at T Cell Sciences, Inc., a biotechnology company. From 1979 to 1988, she was a staff scientist at INSERM in France, and at Blond McIndoe Centre for Transplantation Biology in England. Dr. Yeh received her B.S. in Biology from Fu-Jen University in Taiwan and her Ph.D. in Immunology from the Medical University of South Carolina.



RISK FACTORS



    STOCKHOLDERS AND PROSPECTIVE PURCHASERS OF THE COMPANY'S COMMON STOCK SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, IN ADDITION TO THE OTHER INFORMATION APPEARING IN THIS ANNUAL REPORT ON FORM 10-K.



    UNCERTAINTY OF CLINICAL TRIAL OUTCOMES. Three of the Company's monoclonal antibody products are currently being tested in human clinical trials. Clinical trials of drug candidates involve the testing of potential therapeutic agents in humans to determine the safety and efficacy of the drug candidates. Many drugs in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Drugs in later stages of clinical development may fail despite having progressed through initial human testing. There can be no assurance that the clinical trials of any of the Company's drug candidates will be successful or lead to the commercialization of the drug. If the Company were unable to successfully complete the clinical trials of any of the Company's drug candidates, it could have a material adverse effect on the Company's business, financial condition and results of operations.



    EARLY STAGE OF PRODUCT DEVELOPMENT; ABSENCE OF DEVELOPED PRODUCTS. Many of the Company's research and development programs are at an early stage of development. The Company has not received FDA approval of any of its product candidates, and has not selected any small molecule drug candidates for clinical development. Any small molecule drug candidates developed by the Company will require significant additional research and development efforts, including extensive preclinical (animal and IN VITRO) and clinical testing as well as regulatory approval to begin testing in humans. The Company has limited experience in conducting preclinical and clinical trials. Furthermore, the results obtained in preclinical trials are not necessarily indicative of results that will be obtained in later stages of preclinical development or in human clinical testing. In addition, the Company's potential drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the possibilities that no drug candidate will be found safe or effective, or will otherwise meet applicable regulatory standards or receive the necessary regulatory marketing approvals. There can be no assurance that these drug candidates, if safe and effective, will be developed into commercially viable drugs, will be economical to manufacture or produce on a large scale, will be successfully marketed, will be reimbursed by government or private consumers or will achieve customer acceptance. Furthermore, the Company's potential drug candidates are subject to the risks that the proprietary rights of third parties will preclude the Company from marketing such drugs or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable drugs would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's potential drug candidates are also subject to the risk of delays in development resulting from various factors, many of which are beyond the control of the Company. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical trials and other product development activities. Furthermore, the Company is relying on its collaborative partners to fund a substantial portion of its research operations and clinical trials over the next several years. Failure by the Company to continue to fund product development activities and clinical trials at anticipated levels would result in delays in product development. The Company's product candidates are subject to extensive and rigorous government regulation. Delays in receipt of regulatory approvals or failure to receive such approvals at all would have a material adverse effect on the Company's business, financial condition and results of operations.



    DEPENDENCE ON COLLABORATIVE PARTNERS. A key element of the Company's strategy is to accelerate certain of its drug discovery and development programs and to fund its capital requirements, in part, by entering into collaboration agreements with major pharmaceutical companies. The Company has entered into collaboration agreements with Warner-Lambert, Roche Bioscience, Kyowa and Genentech. Under the Company's collaboration agreements with Warner- Lambert, Roche Bioscience and Kyowa, the Company's collaborative partners have the right, but are not obligated, to conduct preclinical and clinical trials of compounds developed during their collaboration with the Company and to develop and commercialize any drug candidates resulting from their collaboration. Under the Genentech collaboration agreement, Genentech has the right, but not the obligation, to conduct Phase III clinical trials of LDP-02. The collaboration agreements allow the Company's collaborative partners significant discretion in electing whether to pursue the development of any potential drug candidates. As a result, the Company cannot control the amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company. The Company's receipt of revenues from drug development milestones or royalties, co-promotion rights or profit- sharing on sales under the collaboration agreements is dependent upon the activities and the development, manufacturing and marketing resources of its collaborative partners. There can be no assurance that such partners will pursue the development and commercialization of compounds resulting from the collaboration, that any such development or commercialization would be successful, or that the Company would derive any revenue from such arrangements. Moreover, certain drug candidates discovered by the Company may be competitive with its partners' drugs or drug candidates. Accordingly, there can be no assurance that the Company's collaborative partners will proceed with the development of LeukoSite's drug candidates or that they will not pursue their existing or alternative technologies in preference to LeukoSite's drug candidates. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently or with third parties drugs that compete with drugs of the types contemplated by the Company's collaboration agreements, or that disagreements over rights or technology or other proprietary interests will not occur. Disagreements between the Company and its collaborative partners could lead to delays in research or in the development and commercialization of certain product candidates, or could require or result in litigation or arbitration, which could be time-consuming and expensive. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.



    The Company is relying on its collaborative partners to fund a substantial portion of its research operations and clinical trials over the next several years. Although each of the collaboration agreements may be extended past its current term, there can be no assurance that these contracts will be extended or renewed, or that any renewal, if made, will be on terms favorable to the Company. Each of the collaboration agreements is terminable by either party upon breach by the other party. Moreover, each of the collaboration agreements with Warner-Lambert may be terminated at any time and for any reason upon six months written notice. The collaboration with Kyowa may be terminated with 60 days notice. The collaboration with Genentech may be terminated upon nine months notice. Consequently, there can be no assurance that any of the collaboration agreements will remain in effect for its expected term. If any of the collaborative partners terminates or breaches its agreement with the Company, or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of any drug candidate or research program under the collaboration agreement with such partner could be delayed or terminated, or the Company may be required to undertake unforeseen additional responsibilities or to devote unbudgeted additional resources to such development or commercialization and could have a material adverse effect on the Company's business, financial condition and results of operations.

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred a net operating loss every year since its inception in May 1992, and had an accumulated deficit of approximately $47 million through December 31, 1998. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts and preclinical and clinical trials. In the next year, the Company's revenues are expected to be limited to research support and milestone payments it may receive under the collaboration agreements and any amounts received under other research or drug development collaborations that the Company may establish. There can be no assurance, however, that the Company will be able to establish any additional collaborative relationships on terms acceptable to the Company or maintain in effect the current collaboration agreements or achieve the milestones that are required for the Company to receive funds from its current collaborative partners. The Company's ability to generate revenue or achieve profitability is dependent in part on its or its collaborative partners' ability to complete the development of drug candidates successfully, to obtain regulatory approvals for drug candidates and to manufacture and commercialize any resulting drugs. There can be no assurance that the Company will ever successfully identify, develop, commercialize, manufacture and market any products, obtain required regulatory approvals or achieve profitability.



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



    It is uncertain when the Company, independently or with its collaborative partners, will submit any marketing applications for any of its monoclonal antibodies or small molecule antagonists under development. There can be no assurance that any studies will demonstrate that the products are safe and effective for their intended uses, or that required approval will be granted by FDA on a timely basis, or at all, for any of these products for any studied indications.



    All of the Company's product candidates will require FDA and foreign government approvals for commercialization, none of which have been obtained. The Company and ILEX are required to file a BLA with the FDA before beginning commercialization of CAMPATH-Registered Trademark- in the United States. The Company intends to continue trials of its LDP-01 and LDP-02 product candidates in the United Kingdom and United States.



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



    UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY RIGHTS The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its drug candidates and processes, preserve its trade secrets, and operate without infringing the proprietary rights of third parties. The Company places considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. The Company's patent position is highly uncertain and involves complex legal and factual questions. The Company cannot be certain that the applicants or inventors of subject matter covered by patent applications or patents owned by or licensed to the Company were the first to invent or the first to file patent applications for such inventions. There can be no assurance that any patents will issue from any of the pending or future patent applications the Company owns or has licensed. Existing or future patents owned by or licensed to the Company may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, there can be no assurance that any rights the Company may have under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes.



    If another party claims the same subject matter or subject matter overlapping with subject matter that the Company has claimed in a United States patent application or patent, the Company may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine priority of invention. Loss of such an interference proceeding would deprive the Company of patent protection sought or previously obtained. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable.



    In addition to patent protection, the Company relies on trade secrets, proprietary know-how, and confidentiality provisions in agreements with our collaborative partners, employees and consultants to protect our intellectual property. The Company also relies on invention assignment provisions in agreements with employees and certain consultants. There can be no assurance that these agreements will not be breached or that the Company would have adequate remedies for any such breach. There can be no assurance that the Company's trade secrets, proprietary know-how and intellectual property will not become known or be independently discovered by others.



    The Company's product candidates LDP-01, LDP-02 and
CAMPATH-Registered Trademark- are humanized monoclonal antibodies. The Company is aware that patents have been issued in the United States and abroad to third parties which relate to certain humanized antibodies, products useful for making humanized antibodies, and processes for making and using humanized antibodies. The Company may choose to seek or be required to seek licenses under certain of these patents.

    The Company is also aware of other third party applications in the United States and abroad relating to certain humanized monoclonal antibodies, products useful for making humanized antibodies, and processes for making and using humanized antibodies. The Company may choose to seek or be required to seek licenses under some or all of the patents which might issue from these patent applications.



    Litigation in the pharmaceutical and biotechnology industry regarding patents and other proprietary rights has been significant and widespread. Litigation or other proceedings may be necessary to assert claims of infringement, to enforce patents owned by or licensed to the Company, to protect trade secrets, know-how or other intellectual property rights owned by or licensed to the Company, or to determine the scope or validity of proprietary rights of third parties and defend against claims of infringement thereof. There can be no assurance that any of the patents owned by or licensed to the Company will ultimately be held valid or that efforts to assert or defend any patents, trade secrets, know-how or other intellectual property rights would be successful. Similarly, there can be no assurance that products or processes used by the Company will not be held to infringe patents or other intellectual property rights of others. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's business, financial condition and results of operations. The expenses of intellectual property litigation or other proceedings are likely to be substantial, and could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome in such litigation or proceeding could subject the Company to significant liabilities or require the Company to cease certain activities. If any of the Company's present or future products or processes is alleged or determined to infringe upon the patents or impermissibly use the intellectual property of others, we may choose or be required to obtain licenses from third parties under their patents or proprietary rights. There can be no assurance that the Company will be able to obtain those licenses on acceptable terms, or at all. In such event, the development, manufacture and sale of the Company's drug candidates or products could be severely restricted or prohibited.



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



    RELIANCE ON CONTRACT MANUFACTURERS; LACK OF MANUFACTURING EXPERIENCE. The Company is dependent on third parties for the manufacture of its product candidates and is aware of only a limited number of manufacturers which it believes have the ability and capability to manufacture the Company's drug candidates for preclinical and clinical trials. The Company and ILEX have entered into an agreement with Boehringer Ingleheim for the production of CAMPATH-Registered Trademark- for the Company's clinical trials and for any commercial sales. The Company has been relying on the Therapeutic Antibody Centre ("TAC") for the manufacture of LDP-01 and LDP-02 for preclinical testing and early clinical trials. The Company has entered into agreements with Cytogen and Abbott Laboratories for the manufacture of LDP-02 for the Company's clinical trials. If the Company were required to transfer manufacturing processes to other third-party manufacturers, it could experience significant delays in supply. If, at any time, the Company is unable to maintain, develop or contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical trials with the Company's drug candidates will be adversely affected, resulting in delays in the submission of drug candidates for regulatory approvals. The Company has no experience in manufacturing and currently lacks the facilities and personnel to manufacture, products in accordance with GMP as prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for preclinical and clinical trials.



    RISKS ASSOCIATED WITH ILEX JOINT VENTURE. The Company has entered into a joint venture with ILEX for the development and commercialization of CAMPATH-Registered Trademark- for the treatment of chronic lymphocytic leukemia. As part of the joint venture, the Company is obligated to share fifty percent of the development costs of CAMPATH-Registered Trademark-. There can be no assurance that the Company will have the cash available or will desire to maintain its commitment to the joint venture. In the event that LeukoSite fails for any reason to make a required capital contribution to the joint venture, ILEX may gain control of the management of the joint venture and become entitled to a greater share of the profits derived from product sales of CAMPATH-Registered Trademark-. There can also be no assurance that ILEX will have the cash available or will desire to maintain its commitment to the joint venture. In the event that ILEX fails for any reason to make a required capital contribution to the joint venture, the Company may be required to make additional capital contributions to the joint venture to maintain the desired level of development activities by the joint venture. There can be no assurance that the Company will be able to compensate for any failure by ILEX to make any capital contribution or that the joint venture would be able to continue operations with lesser funding. In addition, after the earlier of a change in control (as defined therein) of ILEX or the Company or October 2, 2000, either company has the right to purchase the other company's ownership of the joint venture in the event of an unresolved deadlock. As a result, there can be no assurance that the Company will ever be able to recoup its investment in the joint venture.



    RAPID TECHNOLOGICAL CHANGE. Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. The Company expects that the technologies associated with biotechnology research and development will continue to develop rapidly. The Company's success will depend in large part on its ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that the Company may develop may become obsolete prior to recovery of expenses incurred in connection with developing those products. There can be no assurance that the Company will be able to maintain its technological competitiveness.



    RISK ASSOCIATED WITH FOREIGN CURRENCY FLUCTUATIONS AND CONVERSION TO
EURO. The Company has no foreign operations and is not subject to currency risk or any risk associated with conversion to the euro currency.



ITEM 2. DESCRIPTION OF PROPERTY



    The Company's administrative and research and development facility is located in Cambridge, Massachusetts. This 43,291 square foot facility is leased for a term which expires in 2004.



ITEM 3. LEGAL PROCEEDINGS



    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.



                                    PART II



ITEM 5.MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



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



                                                                                HIGH        LOW
                                                                              ---------  ---------
Third Quarter (commencing on August 15, 1997)                                 $   10.00  $    6.00
Fourth Quarter 1997.........................................................  $   11.75  $    9.50
First Quarter 1998..........................................................  $   11.00  $    7.88
Second Quarter 1998.........................................................  $   10.00  $    6.25
Third Quarter 1998..........................................................  $   10.00  $    6.25
Fourth Quarter 1998.........................................................  $   14.00  $    7.13



HOLDERS



    As of March 26, 1999, the Company had approximately 1,063 stockholders of record. This does not reflect persons or entitles who hold their stock in nominee or "street" name through various brokerage firms.



DIVIDENDS



    The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.



RECENT SALES OF UNREGISTERED SECURITIES



    Described below is information regarding all securities of the Company sold by the Company during the fiscal year ended December 31, 1998, which were not registered under the Securities Act of 1933, as amended (the "Securities Act").



    In July 1998, the Company sold an aggregate of 1,967,169 shares of Common Stock at a purchase price of $6.00 per share to a group of new and existing investors, including HealthCare Ventures V, L.P., Schroder Ventures International Life Sciences Fund L.P. 1, Schroder Ventures International Life Sciences Fund L.P. 2, Schroder Ventures International Life Sciences Trust, Schroders Incorporated, Schroder Ventures Managers Limited, as Investment Manager for the Schroder Ventures International Life Sciences Fund Co-Investment Scheme, Rho Management Trust II, Peretz Family Investment, Goldman, Sachs & Co., Four Partners, Perseus Capital, LLC, YK Capital L.P., and Todd Noonan. The issuance and sale of such shares of Common Stock were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.

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