Form 10-Q
period 1999-03-31
LEUKOSITE INC
filed 1999-05-12
CIK 915320

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
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

     YES       X                            NO
          -----------                           -----------

     The number of shares outstanding of each of the registrant's classes of common stock as of:

  DATE                        CLASS                    OUTSTANDING SHARES
May 7, 1999       Common stock, $.01 par value           11,970,168


  -----------------------------------------------------------------------------

                                 LEUKOSITE, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


                                                                                                        PAGE


PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           December 31, 1998 and March 31, 1999                                           3

                           Condensed Consolidated Statements of Operations
                           for the three months ended March 31, 1998 and
                           1999                                                                           4

                           Condensed Consolidated Statements of Cash Flows for the
                           three months ended March 31, 1998 and 1999                                     5

                           Notes to Condensed Consolidated Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial                                      10
                           Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                             13


PART II  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                              14

Item 6.           Exhibits and Reports on Form 8-K                                                       14

                  Signatures
                                                                                                         15


PART I            FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LEUKOSITE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31, 1998          MARCH 31, 1999
                                                                   ---------------------     ---------------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 5,361,339               $ 4,040,637
   Marketable securities                                                     15,802,376                20,129,923
   Receivable from UCB                                                                -                 6,000,000
   Other current assets                                                         544,779                   774,112
                                                                           ------------              ------------
     Total current assets                                                    21,708,494                30,944,672
                                                                           ------------              ------------
Property and equipment, net                                                   3,393,873                 3,363,901
Marketable Securities                                                         2,168,324                 2,552,997
Other assets                                                                    231,930                   294,398
                                                                           ------------              ------------
     Total assets                                                          $ 27,502,621              $ 37,155,968
                                                                           ------------              ------------
                                                                           ------------              ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                    $ 4,387,429               $ 4,849,958
   Obligation to fund L&I Joint Venture                                         203,445                   486,146
   Deferred revenue                                                           2,172,058                 1,427,059
   Deferred rent                                                                222,907                   162,114
   Current portion of capital lease obligations                                 733,848                   806,549
                                                                           ------------              ------------
     Total current liabilities                                                7,719,687                 7,731,826
                                                                           ------------              ------------
Capital lease obligations, less current portion                               1,315,813                 1,054,919
                                                                           ------------              ------------
Stockholders' equity:
    Preferred stock $.01 par value-
     Authorized-5,000,000 shares
     Issued and outstanding-935,625 shares at March 31, 1999                          -                     9,356
    Common stock, $.01 par value-
     Authorized-25,000,000 shares
     Issued and outstanding-11,916,339 shares at December
      31, 1998 and 11,968,034 shares at March 31, 1999                          119,164                   119,682
    Additional paid-in capital                                               65,280,443                80,995,829
    Accumulated deficit                                                    (46,932,486)              (52,755,644)
                                                                           ------------              ------------
     Total stockholders' equity                                              18,467,121                28,369,223
                                                                           ------------              ------------
     Total liabilities and stockholders' equity                            $ 27,502,621              $ 37,155,968
                                                                           ------------              ------------
                                                                           ------------              ------------


                         LEUKOSITE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1998               1999
                                                              ----               ----
        REVENUES:
           Corporate collaborations                         $ 2,083,746         $ 2,630,390
           Joint venture                                        133,455             363,670
           Government grants                                    140,844             244,156
                                                            -----------         -----------
             Total revenue                                    2,358,045           3,238,216
                                                            -----------         -----------

        OPERATING EXPENSES:
           Research and development                           4,105,814           6,475,811
           General and administrative                           632,260             665,506
           Acquired in-process research
            and development                                          --           1,588,612
                                                            -----------         -----------
             Total operating expenses                         4,738,074           8,729,929
                                                            -----------         -----------

        LOSS FROM OPERATIONS                                (2,380,029)         (5,491,713)

        OTHER INCOME (EXPENSE):
           Equity in operations of joint venture            (1,266,207)           (646,372)
           Interest income                                      338,501             358,381
           Interest expense                                   ( 39,742)           ( 43,454)
                                                          -------------       -------------

        NET LOSS                                          $ (3,347,477)       $ (5,823,158)
                                                          -------------       -------------
                                                          -------------       -------------

        NET LOSS PER COMMON SHARE
           Basic and diluted                                     $(.34)              $(.49)
                                                            -----------         -----------
                                                            -----------         -----------

        SHARES USED IN COMPUTING NET LOSS PER
        COMMON SHARE
           Basic and diluted                                  9,881,358          11,929,619
                                                            -----------         -----------
                                                            -----------         -----------


                         LEUKOSITE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                       1998               1999
                                                                       ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(3,347,477)      $ (5,823,158)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                           253,805            323,897
  Equity in operations of joint venture                                 1,266,207            646,372
  Acquired in-process research and development                                 --          1,588,612

  Change in operating assets and liabilities:
    Other current assets                                                (163,603)            307,789
    Accounts payable and accrued expenses                                (76,348)           (84,650)
    Deferred revenue                                                      200,004          (744,999)
    Deferred rent                                                        (60,793)           (60,793)
                                                                      ------------       -----------
      Net cash used in operating activities                           (1,928,205)        (3,846,930)
                                                                      ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                 (3,727,206)        (1,275,192)
  Proceeds from maturities of marketable securities                     3,600,000          3,937,358
  Investment in joint venture                                         (1,883,348)          (363,670)
  Purchases of property and equipment                                   (106,901)          (189,473)
  Cash acquired in CytoMed acquisition                                         --            564,875
  Decrease (increase) in other assets                                          --           (57,468)
                                                                       -----------        ----------

      Net cash provided by (used in) investing activities             (2,117,455)          2,616,430
                                                                      ------------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases                                  (240,062)          (188,193)
  Issuance of common stock                                                 45,368             69,641
  Exercise of stock options                                                 8,432             28,350
                                                                      ------------       -----------
      Net cash used in financing activities                             (186,262)           (90,202)
                                                                      ------------       -----------

NET DECREASE IN CASH AND EQUIVALENTS                                  (4,231,922)        (1,320,702)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              10,587,873          5,361,339
                                                                      ------------       -----------
CASH AND EQUIVALENTS, END OF PERIOD                                    $6,355,951        $ 4,040,637
                                                                      ------------       -----------
                                                                      ------------       -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $  39,742         $   43,454
                                                                      ------------       -----------
                                                                      ------------       -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Acquisition of CytoMed:

    Marketable securities                                                                 $7,374,386
    Accounts receivable                                                                    6,355,681
    Prepaid expenses                                                                         181,441
    Property and equipment                                                                   104,452
    Other assets                                                                               5,000
    Acquired in-process research and development                                           1,588,612
    Accounts payable and accrued expenses                                                  (547,178)
    Stock issued                                                                        (15,627,269)
                                                                                         ------------
                                                                        $      --      $   (564,875)
                                                                      ------------       ------------
                                                                      ------------       ------------



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations and Basis of Presentation

    LeukoSite, Inc. (the "Company") was incorporated on May 1, 1992. The Company is engaged in the development of therapeutics with potential applications in cancer and inflammatory, autoimmune, and viral diseases.

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.


2.  Summary of Significant Accounting Policies

    (a) Cash Equivalents and Marketable Securities

    Cash equivalents are highly liquid investments with original maturities of less than three months. Marketable securities consist of securities with original maturities of greater than three months. The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified its investments as held-to-maturity. The investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value.

    As of March 31, 1999 there were no material unrealized gains or losses on any investments. Cash and cash equivalents and marketable securities consisted of the following:


                                                                    December 31, 1998      March 31, 1999

              Cash and cash equivalents:
                   Cash                                               $ 3,219,315           $  2,804,316
                   Money market funds                                   1,341,651                435,321
                   Taxable auction securities                             800,373                801,000
                                                                    -------------           ------------
                                                                    $   5,361,339           $  4,040,637
                                                                    -------------           ------------
                                                                    -------------           ------------

              Marketable securities, short term:
                   Corporate bonds and notes (average
                     maturity of 6 and 5 months respectively)        $ 15,802,376           $ 20,129,923
                                                                    -------------           ------------
                                                                    -------------           ------------


              Marketable securities, long term:
                   Corporate bonds and notes (average
                     maturity of 15.5 and 17 months
                     respectively)                                    $ 2,168,324             $2,552,997
                                                                    -------------           ------------
                                                                    -------------           ------------


    (b) Net Loss per Common Share

    Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of 1,419,474 shares issuable upon conversion of the preferred stock and exercise of stock options and warrants would be antidilutive.

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

    The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. The joint venture has sublicensed the rights to CAMPATH-Registered Trademark- from the Company. For the three months ended March 31, 1999 the Company's share of the joint venture's recorded loss was $646,372 and the Company had a funding liability of $486,146 to the joint venture as of March 31, 1999. The Company charged the joint venture $363,670 for costs incurred on its behalf for the three months ended March 31, 1999.

4.  CytoMed

    On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed, Inc. ("CytoMed") through the issuance of 935,625 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share, to CytoMed shareholders. The Series A Convertible Preferred Stock will convert into common stock on a one-to-one basis upon required approval by the Company's shareholders. The Company will issue another 631,313 common shares to CytoMed shareholders upon receipt of a $6,000,000 payment to CytoMed from UCB Pharma which is required to be paid in October 1999. In addition, CytoMed shareholders may receive up to $23,000,000 in cash and 84,000 shares of the Company's common stock upon the achievement of milestones related to the CytoMed product candidates.

    The merger was accounted for as a purchase in accordance with the requirements of Accounting Principles Board (APB) Opinion No.16, Business Combinations, and accordingly CytoMed's results of operations are included in those of the Company beginning on the date of the acquisition. The total purchase price, including transaction costs, was approximately $16,100,000. The total purchase price was allocated to the fair value of the assets acquired and liabilities assumed including an allocation to in-process research and development of $1,588,612. The nature of the efforts to develop the purchased in-process technologies into commercially viable products principally relate to the completion of all development, testing, and high-volume manufacturing activities that are necessary to establish that the products can be produced to meet its design specifications and are proven to be safe and effective for their respective indications. As of the acquisition date, technological feasibility of the compounds in development had not been established and the technologies have no alternative future uses. If these projects are not successfully developed, the Company will not realize the value assigned to the in-process research and development.

     Total consideration allocated to the fair market value of assets acquired and liabilities assumed on the purchase date is as follows:


                 Cash and cash equivalents                                                              $1,044,875
                 Marketable securities                                                                   7,374,386
                 Accounts receivable                                                                     6,355,681
                 Prepaid expenses                                                                          181,441
                 Property and equipment                                                                    104,452
                 Other assets                                                                                5,000
                 Acquired in-process research and development                                            1,588,612
                 Accounts payable and accrued expenses                                                   (547,178)
                                                                                                      ------------
                                                                                                      $ 16,107,269
                                                                                                      ------------
                                                                                                      ------------



     The following unaudited pro forma condensed consolidated statement of operations information has been prepared to give effect to the merger as if such transaction had occurred at the beginning of the periods presented. In October 1998 CytoMed sold to UCB assets relating to certain research programs. CytoMed's historical results of operations included in the following pro forma information have been adjusted to reflect the revenues and expenses related to the remaining research programs acquired by the Company. The historical results of operations have been adjusted to reflect
     (i) elimination of the one-time charge to operations for the purchase of acquired in-process research and development and (ii) reduction of interest income resulting from use of $480,000 transaction costs at an annual interest rate of 5.47%.




                                                          YEAR ENDED         THREE MONTHS ENDED
                                                       DECEMBER 31, 1998       MARCH 31, 1999
                                                       -----------------     ------------------
        REVENUES                                       $   13,584,460          $   3,238,216
        NET LOSS                                       $ ( 7,334,735)          $ (4,987,863)

        NET LOSS PER COMMON SHARE
             Basic and diluted                                $(1.39)                 $(.37)
                                                          ------------           ------------
                                                          ------------           ------------

        SHARES USED IN COMPUTING NET LOSS PER
        COMMON SHARE
             Basic and diluted                             12,462,349             13,496,557
                                                          ------------           ------------
                                                          ------------           ------------


5.   Segment Reporting

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company has adopted this statement for the fiscal year ending December 31, 1998. In accordance with SFAS No. 131, the Company has one operating segment. Additional disclosure of revenue information about products and services is, therefore, not required.

6.   Recent Accounting Pronouncements

     In February 1998 the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement is effective for fiscal years beginning after December 15,1997. During the year ended December 31, 1998 the Company adopted the provisions of SFAS No. 132 which establishes accounting and reporting standards for pension and other postretirement benefit plans.

     In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ended December 31, 2000. SFAS No. 133 establishes accounting and reporting disclosure standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including but not limited, (i) statements about the adequacy of the Company's capital resources, interest income and revenues from its collaboration agreements to fund its operating expenses and capital requirements into early 2001, (ii) statements about the amount of capital expenditures that the Company expects to incur in 1999 and (iii) certain statements identified or qualified by words such as "anticipate," "plan," "believe," "estimate," "expect" and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain and that the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

OVERVIEW

The Company is a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics developed using its technology may be used to treat cancer and inflammatory, autoimmune and viral diseases. The Company has been funded to date primarily through proceeds from the sale of equity securities and funding from collaboration agreements. To date, the Company has not received any revenue from the sale of products. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of March 31, 1999, the Company had an accumulated deficit of approximately $52.8 million.

In 1994, 1995 and 1996, the Company signed agreements with Warner-Lambert for the discovery and development of drugs that are intended to antagonize the MCP-1, IL-8 and CCR5 and CXCR4 receptors found on certain classes of leukocytes. In December 1998 the Company and Warner-Lambert signed an agreement related to the A4B7 and AEB7 integrin targets implicated in asthma and inflammatory bowel disease. In July 1996 the Company signed an agreement with Roche Bioscience for the discovery and development of monoclonal antibodies and small molecule antagonists to the CCR3 receptor found on a certain class of leukocytes. In April 1997 the Company signed an agreement with Kyowa for the discovery and development of small molecule antagonists to the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In May 1997 the Company entered into a joint venture with ILEX for the development of CAMPATH-Registered Trademark- for the treatment of chronic lymphocyctic leukemia. In October 1997 the Company, Warner-Lambert and Kyowa agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3. In December 1997 the Company entered into a collaboration agreement with Genentech for the development of a monoclonal antibody intended as therapy for inflammatory bowel disease. In August 1998 the Company entered into a collaboration agreement with MorphoSys AG for the discovery of therapeutic monoclonal antibodies for inflammatory and autoimmune disorders. On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed for approximately $16.1 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 as Compared with Three Months Ended March 31, 1998.

Revenues were $3,238,000 for 1999 compared to $2,358,000 for 1998. The increase of approximately $880,000 was primarily due to greater research funding from Warner-Lambert. To a lesser extent the increase was due to billings to L&I Partners, L.P. for the reimbursement of expenses incurred by the Company on behalf of the joint venture to develop CAMPATH-Registered Trademark-, and government grant funding.

Research and development expenses were $6,476,000 for 1999 compared to $4,106,000 for 1998. The increase of approximately $2,370,000 was primarily due to the external costs associated with the manufacture of clinical trial material and ongoing clinical trials for the Company's LDP-02 program, development of LDP-977, and increased costs associated with the Company's drug discovery programs.

General and administrative expenses were $666,000 for 1999 compared to $632,000 for 1997. The increase of approximately $34,000 was primarily due to an increase in expenses associated with outside services as a result of operating as a public company and business development and increased staffing to support the growth of the Company.

Acquired in-process research and development was recorded in the amount of $1,589,000 in connection with the CytoMed acquisition.

Equity in Operations of Joint Venture was a loss of $646,000 for 1999 compared to $1,266,000 for 1998. The decrease of approximately $620,000 was primarily to due to the substantial completion in the second quarter of 1998 of the manufacture of clinical trial material for the Company's pivotal clinical study of CAMPATH-Registered Trademark-. Joint venture expenses primarily relate to data analysis and activities related to regulatory submissions. In April 1999 the Company and ILEX met with U.S. Food and Drug Administration (FDA) for a pre-BLA meeting on the clinical development of CAMPATH-Registered Trademark-. The Company and ILEX plan to file a Biologics License Application (BLA) with the FDA in mid-1999.

Interest income (expense), net was $315,000 for 1999 compared to $299,000 for 1998. The increase of $16,000 was primarily due to the Company's higher cash and cash equivalents balance and investments in marketable securities provided by a private placement in July 1998 and the CytoMed acquisition in February 1999.

Net Loss was $5,823,000 for 1999 compared to $3,347,000 for 1998. The increase of approximately $2,661,000 was primarily due to the one-time charge for the purchase of acquired in-process research and development due to the CytoMed acquisition, the manufacture of clinical trial material and clinical research for the Company's LDP-02 program, development of LDP-977, and greater research and development expenses related to the Company's drug discovery programs. Higher overall expenses were offset in part by increased research funding from Warner-Lambert.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded primarily through proceeds from the sale of equity securities, which have raised approximately $64.6 million, and to a lesser extent license fees and sponsored research, which have generated approximately $22.3 million, and capital lease obligations, which have generated approximately $5.1 million. The Company has used cash to fund operating losses of approximately $52.1 million, the investment of approximately $3.2 million in equipment and leasehold improvements and the repayment of approximately $3.5 million of capital lease obligations. The Company had no significant commitments as of March 31, 1999 for capital expenditures. At March 31, 1999 the Company had on hand cash, cash equivalents and marketable securities of approximately $26.7 million.

At March 31, 1999 other current assets were approximately $6.8 million. Included in other current assets is a current receivable of $6 million due to CytoMed from UCB Pharma which is required to be paid in October 1999.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $1.9 million, of which approximately $1.5 million will be paid in 1999. The Company also has a commitment to the Therapeutic Antibody Centre at the University of Oxford in England to provide funding of $1.0 million in semi-annual installments through the year 1999.

In May 1997 the Company and ILEX entered into a joint venture whereby the parties formed a limited partnership to develop CAMPATH-Registered Trademark-for the treatment of chronic lymphocytic leukemia and other diseases. The Company and ILEX are required to make contributions each time the joint venture requires working capital. The Company and ILEX will generally share equally in profits from the sales of CAMPATH-Registered Trademark- and in research, development, and clinical expenses. The capital requirements of the joint venture consist of clinical development expenses.

On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed. The total purchase price was approximately $16.1 million and the net assets acquired were approximately $14.5 million of which approximately $8.5 million was cash and $6 million was a receivable from UCB Pharma expected to be paid in October 1999.

The Company believes that its existing capital resources, interest income and revenue from the collaboration agreements will be sufficient to fund its planned operating expenses and capital requirements into 2001. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the progress of the milestone and royalty producing activities of the Company's collaborative partners, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability of the Company to maintain existing and establish new collaboration agreements with other companies, the technological advances and activities of competitors and other factors.

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


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

Interest Rate Risk-The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  Not applicable.

         (b)  Not applicable.

         (c) On February 11, 1999, the Company acquired CytoMed, Inc. (by merger). The Company issued (or is obligated to issue) an aggregate of 935,625 shares of the Company's Series A Convertible Preferred Stock to certain of the former shareholders of CytoMed, Inc. for an aggregate price of approximately $16.1 million, as the initial consideration for such acquisition. The issuance and sale of the shares of Series A Convertible Preferred Stock was made in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933 as amended (the "Securities Act") and upon Section 4(2) of the Securities Act. The Series A Convertible Preferred Stock is convertible into shares of the Company's Common Stock on a one-for-one basis only upon approval by the pre-acquisition shareholders of the Company (which is being sought at the Company's 1999 Annual Meeting).

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

              Of such net proceeds, an aggregate of $15,297,000 has been spent through March 31, 1999 for the following uses and in the following amounts per use: $7,012,000 for the clinical development of CAMPATH-Registered Trademark- through the Company's joint venture with ILEX; $8,285,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   27      Financial Data Schedule

              (b)  Reports on Forms 8-K.

                   The Company filed a Report on Form 8-K on
                   January 5, 1999 relating to the CytoMed
                   acquisition.

                   The Company filed a Report on Form 8-K on
                   February 26, 1999 relating to the CytoMed acquisition.

                   .

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LeukoSite, Inc.
                                     (Registrant)





Dated:  May 12, 1999

                                     /s/ Augustine Lawlor
                                     --------------------
                                     Augustine Lawlor
                                     Vice President, Corporate Development
                                     and Chief Financial Officer
                                     (principal finance and accounting officer)