Form 10-Q
period 1999-06-30
LEUKOSITE INC
filed 1999-08-12
CIK 915320

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     YES       X                            NO
             -----

     The number of shares outstanding of each of the registrant's classes of common stock as of:

   DATE                             CLASS                    OUTSTANDING SHARES
August 10, 1999         Common stock, $.01 par value           14,609,761

 -----------------------------------------------------------------------------

                                 LEUKOSITE, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           December 31, 1998 and June 30, 1999                    3

                           Condensed Consolidated Statements of Operations
                           for the three and six months ended June 30, 1998 and
                           1999                                                   4

                           Condensed Consolidated Statements of Cash Flows for
                           the six months ended June 30, 1998 and 1999            5

                           Notes to Condensed Consolidated Financial Statements   6

Item 2.           Management's Discussion and Analysis of Financial              10
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk     14

PART II  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                      15

Item 4.           Submission of Matters to a Vote of Security                    15

Item 6.           Exhibits and Reports on Form 8-K                               16

                  Signatures                                                     17

PART I            FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LEUKOSITE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1998     JUNE 30, 1999
                                                    -----------------     -------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                           $  5,361,339    $  3,314,650
   Marketable securities                                 15,802,376      14,530,359
   Investment in Joint Venture                                   --         272,581
   Receivable from UCB                                           --       6,000,000
   Other current assets                                     544,779       1,074,237
                                                       ------------    ------------
     Total current assets                                21,708,494      25,191,827
                                                       ------------    ------------
Property and equipment, net                               3,393,873       3,382,975
Marketable Securities                                     2,168,324       4,155,885
Other assets                                                231,930         282,327
                                                       ------------    ------------
        Total assets                                   $ 27,502,621    $ 33,013,014
                                                       ------------    ------------
                                                       ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses               $  4,387,429    $  4,599,269
   Obligation to fund L&I Joint Venture                     203,445              --
   Deferred revenue                                       2,172,058       2,531,226
   Deferred rent                                            222,907         101,321
   Current portion of capital lease obligations             733,848         816,020
                                                       ------------    ------------
     Total current liabilities                            7,719,687       8,047,836
                                                       ------------    ------------
Capital lease obligations, less current portion           1,315,813       1,162,101
                                                       ------------    ------------
Stockholders' equity:
      Preferred stock $.01 par value-
         Authorized-5,000,000 shares
         Issued and outstanding-no shares                      --              --
      Common stock, $.01 par value-
         Authorized-25,000,000 shares
         Issued and outstanding-11,916,339 shares at
            December 31, 1998 and 12,922,206 shares
            at June 30, 1999                                119,164         129,223
      Additional paid-in capital                         65,280,443      81,174,803
      Accumulated deficit                               (46,932,486)    (57,500,949)
                                                       ------------    ------------
        Total stockholders' equity                       18,467,121      23,803,077
                                                       ------------    ------------
        Total liabilities and stockholders' equity     $ 27,502,621    $ 33,013,014
                                                       ------------    ------------
                                                       ------------    ------------

                         LEUKOSITE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                            ---------------------------    ----------------------------
                                              1998              1999         1998               1999
                                              ----              ----         ----               ----
REVENUES:

Corporate collaborations                    $ 1,748,707    $  2,296,130    $  3,832,454    $  4,926,521
Joint venture                                   311,758         918,371         445,212       1,282,041
Government grants                               274,500         244,156         415,344         488,311
                                            -----------    ------------    ------------    ------------
Total revenue                                 2,334,965       3,458,657       4,693,010       6,696,873
                                            -----------    ------------    ------------    ------------

OPERATING EXPENSES:

Research and development                      4,834,187       6,477,869       8,940,001      12,953,680
General and administrative                      684,433         898,562       1,316,693       1,564,068
Acquired in-process research and
     development                                   --              --              --         1,588,612
                                            -----------    ------------    ------------    ------------
Total operating expenses                      5,518,620       7,376,431      10,256,694      16,106,360
                                            -----------    ------------    ------------    ------------

LOSS FROM OPERATIONS                         (3,183,655)     (3,917,774)     (5,563,684)     (9,409,487)

OTHER INCOME (EXPENSE):

    Equity in operations of joint venture      (718,698)     (1,109,643)     (1,984,905)     (1,756,015)
    Interest income                             308,493         324,123         646,994         682,504
    Interest expense                            (39,766)        (42,011)        (79,508)        (85,465)
                                            -----------    ------------    ------------    ------------

NET LOSS                                    $(3,633,626)   $ (4,745,305)   $ (6,981,103)   $(10,568,463)
                                            -----------    ------------    ------------    ------------
                                            -----------    ------------    ------------    ------------

NET LOSS PER COMMON SHARE

    Basic and diluted                       $      (.37)   $       (.38)   $       (.71)   $       (.87)
                                            -----------    ------------    ------------    ------------
                                            -----------    ------------    ------------    ------------

SHARES USED IN COMPUTING NET LOSS PER
COMMON SHARE

    Basic and diluted                         9,897,766      12,349,556       9,889,575      12,140,748
                                            -----------    ------------    ------------    ------------
                                            -----------    ------------    ------------    ------------

                         LEUKOSITE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                       1998              1999
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (6,981,103)   $(10,568,463)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                                                          542,203         689,579
 Stock compensation expense                                                                  --         152,488
 Equity in operations of joint venture                                                1,984,905       1,756,015
 Acquired in-process research and
    development                                                                              --       1,588,612
 Change in operating assets and liabilities:
    Other current assets                                                               (279,858)          7,664
    Accounts payable and accrued expenses                                               215,200        (335,338)
    Deferred revenue                                                                  2,719,980         359,168
    Deferred rent                                                                      (121,585)       (121,586)
                                                                                   ------------    ------------
     Net cash used in operating activities                                          (1,920,258)      (6,471,861)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in marketable securities                                                (7,863,717)     (4,760,066)
  Proceeds from maturities of marketable securities                                   8,916,468      11,419,358
  Investment in joint venture                                                        (2,796,778)     (2,232,041)
  Purchases of property and equipment                                                  (431,833)       (253,796)
  Cash acquired in CytoMed acquisition                                                       --         564,875
  Decrease (increase) in other assets                                                        --         (45,397)
                                                                                   ------------    ------------

      Net cash provided by (used in) investing activities                            (2,175,860)      4,692,933
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                                                  (573,560)       (391,973)
 Issuance of common stock                                                                45,368          69,641
 Exercise of stock options                                                               21,038          54,571
                                                                                   ------------    ------------
     Net cash used in financing activities                                             (507,154)       (267,761)
                                                                                   ------------    ------------

NET DECREASE IN CASH AND EQUIVALENTS                                                 (4,603,272)     (2,046,689)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            10,587,873       5,361,339
                                                                                   ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                $  5,984,601    $  3,314,650
                                                                                   ------------    ------------
                                                                                   ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                                      $     79,508    $     85,465
                                                                                   ------------    ------------
                                                                                   ------------    ------------
     Property and equipment purchased under capital lease
          obligations                                                              $    346,771    $    320,433
                                                                                   ------------    ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     Acquisition of CytoMed:

           Marketable securities                                                   $         --    $  7,374,386
           Accounts receivable                                                               --       6,355,681
           Prepaid expenses                                                                  --         181,441
           Property and equipment                                                            --         104,452
           Other assets                                                                      --           5,000
           Acquired in-process research and development                                      --       1,588,612
           Accounts payable and accrued expenses                                             --        (547,178)
           Stock issued                                                                      --     (15,627,269)
                                                                                   ------------    ------------
                                                                                   $         --    $   (564,875)
                                                                                   ------------    ------------

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

     As of June 30, 1999 there were no material unrealized gains or losses on any investments. Cash and cash equivalents and marketable securities consisted of the following:

                                                        December 31, 1998          June 30, 1999

       Cash and cash equivalents:
            Cash                                           $   3,219,315           $    526,009
            Money market funds                                 1,341,651              1,986,882
            Taxable auction securities                           800,373                801,759
                                                           -------------           ------------
                                                           $   5,361,339           $  3,314,650
                                                           -------------           ------------
                                                           -------------           ------------

       Marketable securities, short term:
            Corporate bonds and notes (average
              maturity of 6 and 5 months respectively)      $ 15,802,376           $ 14,530,359
                                                           -------------           ------------
                                                           -------------           ------------

       Marketable securities, long term:
            Corporate bonds and notes (average
              maturity of 16 and 17 months
              respectively)                                $   2,168,324            $ 4,155,885
                                                           -------------           ------------
                                                           -------------           ------------

     (b) Net Loss per Common Share

     Basic net loss per common share is based on the weighted average number of common shares outstanding. For the three and six month periods ended June 30, 1999 diluted net loss per common share is the same as basic net loss per common share as the inclusion of 519,576 weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive.

3.   ILEX Agreement

     In May 1997 the Company and ILEX Oncology, Inc. (ILEX) entered into a joint venture agreement that established a limited partnership for the purpose of developing CAMPATH(R). Under the terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements. The joint venture expires in 2017. Should either party fail to fulfill its funding obligations, control of the joint venture may change.

     The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. The joint venture has sublicensed the rights to CAMPATH(R) from the Company. For the six months ended June 30, 1999 the Company's share of the joint venture's recorded loss was $1,756,015 and the Company's investment in the joint venture as of June 30, 1999 was $272,581. The Company charged the joint venture $1,282,041 for costs incurred on its behalf for the six months ended June 30, 1999.

4.   CytoMed Acquisition

     On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed, Inc. ("CytoMed") through the issuance of 935,625 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share, to CytoMed shareholders. The Series A Convertible Preferred Stock automatically converted into common stock on a one-for-one basis upon the required approval by the Company's shareholders at the annual meeting held May 25, 1999. The Company may issue another 631,313 common shares to CytoMed shareholders upon receipt of a $6,000,000 payment to CytoMed from UCB Pharma which is required to be paid in October 1999. In addition, CytoMed shareholders may receive up to $23,000,000 in cash and up to an additional 84,000 shares of the Company's common shares upon the achievement of milestones related to certain CytoMed product candidates.

     The merger was accounted for as a purchase in accordance with the requirements of Accounting Principles Board (APB) Opinion No.16, Business Combinations, and accordingly CytoMed's results of operations are included in those of the Company beginning on the date of the acquisition. The total purchase price, including transaction costs, was approximately $16,100,000. The total purchase price was allocated to the fair value of the assets acquired and liabilities assumed including an allocation to in-process research and development of $1,588,612. The nature of the efforts to develop the purchased in-process technologies into commercially viable products principally relate to the completion of all development, testing, and high-volume manufacturing activities that are necessary to establish that the products can be produced to meet its design specifications and are proven to be safe and effective for their respective indications. As of the acquisition date, technological feasibility of the compounds in development had not been established and the technologies have no alternative future uses. If these projects are not successfully developed, the Company will not realize the value assigned to the in-process research and development, therefore the value of the in-process research and development was charged to operations in the current period.

     Total consideration allocated to the fair market value of assets acquired and liabilities assumed on the purchase date is as follows:

         Cash and cash equivalents                             $  1,044,875
         Marketable securities                                    7,374,386
         Accounts receivable                                      6,355,681
         Prepaid expenses                                           181,441
         Property and equipment                                     104,452
         Other assets                                                 5,000
         Acquired in-process research and development             1,588,612
         Accounts payable and accrued expenses                    (547,178)
                                                               ------------
                                                               $ 16,107,269
                                                               ------------
                                                               ------------

     The following unaudited pro forma condensed consolidated statement of operations information has been prepared to give effect to the merger as if such transaction had occurred at the beginning of the periods presented. In October 1998 CytoMed sold to UCB Pharma assets relating to certain research programs. CytoMed's historical results of operations included in the following pro forma information have been adjusted to reflect the revenues and expenses related to the remaining research programs acquired by the Company. The historical results of operations have been adjusted to reflect
     (i) elimination of the one-time charge to operations for the purchase of acquired in-process research and development and (ii) reduction of interest income resulting from use of $480,000 for transaction costs at an annual interest rate of 5.47%.

                                                          YEAR ENDED          SIX MONTHS ENDED
                                                       DECEMBER 31, 1998        JUNE 30, 1999
                                                       -----------------      ----------------
          REVENUES                                     $    13,584,460           $  6,696,874
          NET LOSS                                     $    (7,334,735)          $ (9,737,325)

          NET LOSS PER COMMON SHARE

               Basic and diluted                                $(1.39)                 $(.72)
                                                                ------                  -----
          SHARES USED IN COMPUTING NET LOSS PER
          COMMON SHARE

               Basic and diluted                            12,462,349             13,521,595
                                                            ----------             ----------
                                                            ----------             ----------

5.    Subsequent Events

     On July 19, 1999 the Company acquired all of the issued and outstanding capital stock of ProScript, Inc. ("ProScript") by payment of $411,719 in cash to ProScript shareholders and through the issuance of 187,970 shares of the Company's common stock, par value $0.01 per share, to certain ProScript shareholders. In addition, ProScript shareholders will be entitled to additional cash payments upon the achievement of certain milestones and royalties related to certain ProScript compounds and related to a ProScript research collaboration with Hoechst Marion Roussel, Inc.

     The merger will be accounted for as a purchase in accordance with the requirements of APB Opinion No. 16, Business Combinations, and accordingly ProScript's results of operations will be included in those of the Company beginning on the date of the acquisition. The aggregate purchase price was approximately $2.8 million, which includes net liabilities assumed of approximately $497,000. The total purchase price will be allocated to the fair value of assets acquired and liabilities assumed.

     In a separate transaction on July 20, 1999 the Company completed a private placement of 1,487,548 unregistered shares of its common stock for total net proceeds of $14.2 million after expenses of the offering.

6.    Segment Reporting

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

7.    Recent Accounting Pronouncements

     In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ended December 31,2000. SFAS No. 133 establishes accounting and reporting disclosure standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

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

OVERVIEW

The Company is a leader in the discovery and development of therapeutics used to treat cancer and inflammatory, autoimmune and viral diseases. The
Company has been funded to date primarily through proceeds from the sale of equity securities and funding from collaboration agreements. To date, the Company has not received any revenue from the sale of products. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of June 30, 1999, the Company had an accumulated deficit of approximately $57.3 million.

In 1994, 1995 and 1996, the Company signed agreements with Warner-Lambert for the discovery and development of drugs that are intended to antagonize the MCP-1, IL-8 and CCR5 and CXCR4 receptors found on certain classes of leukocytes. In December 1998 the Company and Warner-Lambert signed an agreement related to the (ALPHA)4(BETA)7 and (ALPHA)E(BETA)7 integrin targets implicated in asthma and inflammatory bowel disease. In July 1996 the Company signed an agreement with Roche Bioscience for the discovery and development of monoclonal antibodies and small molecule antagonists to the CCR3 receptor found on a certain class of leukocytes. In April 1997 the Company signed an agreement with Kyowa for the discovery and development of small molecule antagonists to the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In May 1997 the Company entered into a joint venture with ILEX for the development of CAMPATH(R) for the treatment of chronic lymphocyctic leukemia. In October 1997 the Company, Warner-Lambert and Kyowa agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3. In December 1997 the Company entered into a collaboration agreement with Genentech for the development of a monoclonal antibody intended as therapy for inflammatory bowel disease. In August 1998 the Company entered into a collaboration agreement with MorphoSys AG for the discovery of therapeutic monoclonal antibodies for inflammatory and autoimmune disorders.

On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed for approximately $16.1 million in stock. On July 19, 1999 the Company acquired all of the issued and outstanding capital stock of ProScript for approximately $2.8 million in cash and stock.

RESULTS OF OPERATIONS

REVENUES FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

     For the three months ended June 30, 1999 revenues were $3,459,000 compared to $2,335,000 for the comparable period of 1998. The increase of approximately $1,124,000 was primarily due to greater research funding from Warner-Lambert offset in part by lower research funding from Roche Bioscience and Kyowa Hakko.

     For the six months ended June 30, 1999, revenues were $6,697,000 compared to $4,693,000 for the comparable period of 1998. The increase of approximately $2,004,000 was primarily due to greater research funding from Warner-Lambert offset in part by lower research funding from Roche Bioscience and Kyowa Hakko.

RESEARCH AND DEVELOPMENT EXPENSES FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

     For the three months ended June 30, 1999 research and development expenses were $6,478,000 compared to $4,834,000 for the comparable period of 1998. The increase of approximately $1,644,000 was primarily due to the external expenses associated with the manufacture of clinical trial material and ongoing clinical trials for the Company's LDP-02 program, development of LDP-977, and increased staffing and materials expenses associated with the Company's development and drug discovery programs.

     For the six months ended June 30, 1999 research and development expenses were $12,954,000 compared to $8,940,000 for the comparable period of 1998. The increase of approximately $4,014,000 was primarily due to the external expenses associated with the manufacture of clinical trial material and ongoing clinical trials for the Company's LDP-02 program, development of LDP-977, and increased staffing and materials expenses associated with the Company's development and drug discovery programs. To a lesser extent the increase was due to increased sponsored research and patent expenses.

GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

     For the three months ended June 30, 1999 general and administrative expenses were $899,000 compared to $684,000 for the comparable period of 1998. The increase of approximately $215,000 was primarily due to an increase in expenses associated with business development and intellectual property management.

     For the six months ended June 30, 1999 general and administrative expenses were $1,564,000 compared to $1,317,000 for the comparable period of 1998. The increase of approximately $247,000 was primarily due to an increase in expenses associated with business development and intellectual property management.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

     An expense was recorded for acquired in-process research and development in the amount of $1,589,000 in connection with the CytoMed acquisition in February 1999. This one-time charge represents the excess purchase price paid over the net asset value of CytoMed.

EQUITY IN OPERATION OF JOINT VENTURE FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

     For the three months ended June 30, 1999 equity in operations of joint venture was a loss of $1,110,000 compared to $719,000 for the comparable period of 1998. The increase of approximately $391,000 was primarily to due to data analysis and activities related to regulatory submissions of CAMPATH(R).

     For the six months ended June 30, 1999 equity in operations of joint venture was a loss of $1,756,000 compared to $1,985,000 for the comparable period of 1998. The decrease of approximately $229,000 was primarily due to the substantial completion of manufacture of clinical trial material offset in part by increased activities related to regulatory submissions. The Company and ILEX met with the U.S. Food and Drug Administration (FDA) for a pre-BLA (Biologics License Application) meeting in March 1999. A "rolling BLA" submission for CAMPATH(R) was approved by the FDA in June 1999. To date, the Chemistry Manufacturing and Controls and Non-Clinical Pharmacology and Toxicology sections have been submitted to the FDA. The remaining Clinical sections will be submitted before the end of the year.

INTEREST INCOME (EXPENSE), NET FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

     For the three months ended June 30, 1999 interest income (expense), net was $282,000 compared to $269,000 for the comparable period of 1998. The increase of $13,000 was primarily due to the Company's higher cash and cash equivalents balance and investments in marketable securities provided by a private placement in July 1998 and the CytoMed acquisition in February 1999.

     For the six months ended June 30, 1999 interest income (expense), net was $597,000 compared to $567,000 for the comparable period of 1998. The increase of $30,000 was primarily due to the Company's higher cash and cash equivalents balance and investments in marketable securities provided by a private placement in July 1998 and the CytoMed acquisition in February 1999.

NET LOSS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

     For the three months ended June 30, 1999 net loss was $4,745,000 compared to $3,634,000 for the comparable period of 1998. The increase of approximately $1,111,000 was primarily due to the manufacture of clinical trial material and clinical research for the Company's LDP-02 program, development of LDP-977, and greater research and development expenses related to the Company's drug discovery programs. Higher overall expenses were offset in part by increased research funding from Warner-Lambert.

     For the six months ended June 30, 1999 net loss was $10,562,000 compared to $6,981,000 for the comparable period of 1998. The increase of approximately $3,587,000 was primarily due to the one-time charge for the purchase of acquired in-process research and development due to the CytoMed acquisition, the manufacture of clinical trial material and clinical research for the Company's LDP-02 program, development of LDP-977, and greater research and development expenses related to the Company's drug discovery programs. Higher overall expenses were offset in part by increased research funding from Warner-Lambert.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded primarily through proceeds from the sale of equity securities, which have raised approximately $64.6 million, and to a lesser extent license fees and sponsored research, which have generated approximately $25.7 million, and capital lease obligations, which have generated approximately $5.4 million. The Company has used cash to fund operating losses of approximately $56.9 million, the investment of approximately $3.3 million in equipment and leasehold improvements and the repayment of approximately $3.7 million of capital lease obligations. The Company had no significant commitments as of June 30, 1999 for capital expenditures. At June 30, 1999 the Company had on hand cash, cash equivalents and marketable securities of approximately $22 million.

As of June 30, 1999 other current assets were approximately $7.1 million. Included in other current assets is a current receivable of $6 million due to CytoMed from UCB Pharma which is required to be paid in October 1999.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $1.7 million, of which approximately $1.3 million will be paid in 1999. The Company also has a remaining total commitment to the Therapeutic Antibody Centre at the University of Oxford in England to provide funding of $250,000 in semi-annual installments through the year 1999.

In May 1997 the Company and ILEX entered into a joint venture whereby the parties formed a limited partnership to develop CAMPATH(R) for the treatment of chronic lymphocytic leukemia and other diseases. The Company and ILEX are required to make contributions each time the joint venture requires working capital. The Company and ILEX will generally share equally in profits from the sales of CAMPATH(R) and in research, development, and clinical expenses. The capital requirements of the joint venture consist of clinical development and commercialization expenses.

On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed. The total purchase price was approximately $16.1 million and the net assets acquired were approximately $14.5 million of which approximately $8.5 million was cash and $6 million was a receivable from UCB Pharma expected to be paid in October 1999.

On July 19, 1999 the Company acquired all of the issued and outstanding capital stock of ProScript for approximately $2.8 million in cash and stock.

On July 20, 1999 the Company completed a private placement of 1,487,548 unregistered shares of its common stock for total net proceeds of approximately $14.2 million after expenses of the offering.

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

The Company expects to incur substantial additional expenses, including expenses related to ongoing research and development activities, expenditures for preclinical and clinical trials, commercialization of CAMPATH(R), and the expansion of its laboratory and administrative activities. Therefore, the Company will need to raise substantial additional capital. The Company intends to seek such additional funding through public or private financing or collaboration or other arrangements with collaborative partners. There can be no assurance, however, that additional financing will be available from any sources or, if available, will be available on acceptable terms.

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

                 (c)  Not applicable.

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

                      Of such net proceeds, an aggregate of $15,297,000 has been spent through June 30, 1999 for the following uses and in the following amounts per use: $7,012,000 for the clinical development of CAMPATH(R) through the Company's joint venture with ILEX; $8,285,000 for working capital. All amounts spent by the Company for such uses, other than payment of salaries to directors and officers of the Company, consisted of direct payments to persons or entities, none of which was a director or officer of the Company, holder of 10 percent or more of any class of equity securities of the Company or other affiliate of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Annual Meeting of Shareholders held on May 25, 1999 the following proposals were adopted by the margins indicated:

            1. To elect eight directors of the Company to serve until the 2000 Annual Meeting.

                                                            Number of Shares
                                                       For                    Withheld

            Christopher K. Mirabelli, Ph.D.        10,155,775                    15,130
            Kate Bingham                           10,155,775                    15,130
            Yasunori Kaneko, M.D.                  10,155,775                    15,130
            James H. Cavanaugh                     10,155,775                    15,130
            Martin Peretz, Ph.D.                   10,155,775                    15,130
            Mark Skaletsky                         10,155,775                    15,130
            Timothy A. Springer, Ph.D.             10,155,775                    15,130
            Christopher T.Walsh, Ph.D.             10,155,775                    15,130

            2. To consider and vote upon a proposal to ratify the adoption and approval by the Board of Directors of an amendment to the Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") to provide for an increase in the number of shares of Common Stock authorized for issuance under the 1993 Plan from 2,125,000 to 2,575,000.

            For                                            9,424,906
            Against                                          731,059
            Abstain                                            7,910

            3. To consider and vote upon a proposal to approve (i) the conversion into Common Stock of all outstanding shares of the Company's Series A Convertible Preferred Stock issued to the former stockholders of CytoMed, Inc. in connection with the Company's recent acquisition (by merger) of CytoMed, Inc., and (ii) the issuance of additional shares of Common Stock to the former stockholders of CytoMed, Inc. as additional consideration for the CytoMed acquisition, if and when the Company receives certain cash payments or certain drug development milestones are achieved with respect to certain CytoMed product candidates.

            For                                            9,206,663
            Against                                           20,500
            Abstain                                            3,875

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   27      Financial Data Schedule

          (b)      Reports on Forms 8-K.

                   The Company filed a Report on Form 8-K on April 6, 1999 relating to the announcement that the Company and ILEX Oncology, Inc. met with the FDA for a pre-BLA meeting on the clinical development of CAMPATH(R).

                   The Company filed a Report on Form 8-K/A on April 27, 1999 relating to the CytoMed acquisition.

                   The Company filed a Report on Form 8-K on June 24, 1999 relating to the ProScript acquisition and the private placement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LeukoSite, Inc.
                             (Registrant)

Dated:  August 12, 1999

                                 /s/ Augustine Lawlor
                                 -------------------------------------
                                 Augustine Lawlor
                                 Chief Operating and Financial Officer
                                 and Senior Vice President
                                (principal finance and accounting officer)