Form 10-Q
period 1999-09-30
LEUKOSITE INC
filed 1999-11-05
CIK 915320

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

     YES       X      NO
        ----------

     The number of shares outstanding of each of the registrant's classes of common stock as of:

     DATE                    CLASS                                     OUTSTANDING SHARES
October 20, 1999      Common Stock, $.01 par value                          14,673,439

  -----------------------------------------------------------------------------

                                 LEUKOSITE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----



PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 1998 and September 30, 1999                                 3

           Condensed Consolidated Statements of Operations
           for the three and nine months ended September 30, 1998 and
           1999                                                                     4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1999                            5

           Notes to Condensed Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial                        12
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk               17

PART II OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                                18

Item 6.    Exhibits and Reports on Form 8-K                                         18

           Signatures                                                               19

PART I     FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LEUKOSITE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31, 1998         SEPTEMBER 30, 1999
                                                                   ---------------------     ---------------------
                                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 5,361,339               $ 8,021,059
   Marketable securities                                                     15,802,376                14,359,833
   Receivable from UCB                                                               --                 6,000,000
   Other current assets                                                         544,779                   899,833
                                                                   ---------------------     ---------------------
     Total current assets                                                    21,708,494                29,280,725
                                                                   ---------------------     ---------------------
Property and equipment, net                                                   3,393,873                 4,541,370
Marketable securities                                                         2,168,324                 4,754,040
Goodwill                                                                              -                   208,050
Other assets                                                                    231,930                   537,019
                                                                   ---------------------     ---------------------
        Total assets                                                       $ 27,502,621              $ 39,321,204
                                                                   ---------------------     ---------------------
                                                                   ---------------------     ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                    $ 4,387,429               $ 4,856,305
   Obligation to fund L&I Joint Venture                                         203,445                   826,702
   Deferred revenue                                                           2,172,058                 2,539,560
   Deferred rent                                                                222,907                    40,528
   Current portion of capital lease obligations                                 733,848                   958,922
                                                                   ---------------------     ---------------------
     Total current liabilities                                                7,719,687                 9,222,017
                                                                   ---------------------     ---------------------
Capital lease obligations, less current portion                               1,315,813                   975,297
                                                                   ---------------------     ---------------------
Stockholders' equity:
      Preferred stock $.01 par value-
         Authorized-5,000,000 shares
         Issued and outstanding-no shares                                            --                        --
      Common stock, $.01 par value-
         Authorized-25,000,000 shares
         Issued and outstanding-11,916,339 shares at
           December 31, 1998 and 14,670,121 shares at
           September 30, 1999                                                   119,164                   146,693
      Additional paid-in capital                                             65,280,443                97,594,072
      Accumulated deficit                                                   (46,932,486)              (68,616,875)
                                                                   ---------------------     ---------------------
        Total stockholders' equity                                           18,467,121                29,123,890
                                                                   ---------------------     ---------------------
        Total liabilities and stockholders' equity                         $ 27,502,621              $ 39,321,204
                                                                   ---------------------     ---------------------
                                                                   ---------------------     ---------------------

                         LEUKOSITE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------        ------------------------------
                                                     1998               1999                1998                1999
                                                     ----               ----                ----                ----
       REVENUES:
       Corporate collaborations                     $ 1,826,629         $ 2,672,799         $ 5,659,083         $ 7,599,320
       Joint venture                                    375,291           1,379,565             820,503           2,661,606
       Government grants                                175,233             179,833             590,577             668,144
                                                 ---------------      ----------------     ---------------    --------------
       Total revenue                                  2,377,153           4,232,197           7,070,163          10,929,070
                                                 ---------------      ----------------     ---------------    ---------------

       OPERATING EXPENSES:
       Research and development                       6,057,468           9,853,194          14,997,469          22,806,874
       General and administrative                       555,454           1,003,339           1,872,147           2,567,407
       Acquired in-process research and
            development                                      --           2,660,545                  --           4,249,157
                                                 ---------------      ----------------     ---------------    ---------------

       Total operating expenses                       6,612,922          13,517,078          16,869,616          29,623,438
                                                 ---------------      ----------------     ---------------    ---------------

       LOSS FROM OPERATIONS                         (4,235,769)          (9,284,881)         (9,799,453)        (18,694,368)

       OTHER INCOME (EXPENSE):
           Equity in operations of
             joint venture                            (937,351)          (2,143,848)         (2,922,256)         (3,899,863)
           Interest income                             392,941              357,887           1,039,935           1,040,391
           Interest expense                           ( 34,241)            ( 45,084)          ( 113,749)          ( 130,549)
                                                 ---------------      ----------------     ---------------    ---------------

       NET LOSS                                   $ (4,814,420)       $ (11,115,926)      $ (11,795,523)      $ (21,684,389)
                                                 ---------------      ----------------     ---------------    ---------------
                                                 ---------------      ----------------     ---------------    ---------------
       NET LOSS PER COMMON SHARE
            Basic and diluted                            $(.41)               $(.78)             $(1.12)             $(1.69)
                                                 ---------------      ----------------     ---------------    ---------------
                                                 ---------------      ----------------     ---------------    ---------------
       SHARES USED IN COMPUTING NET LOSS PER
       COMMON SHARE
            Basic and diluted                       11,862,108           14,273,629          10,554,312          12,859,521
                                                 ---------------      ----------------     ---------------    ---------------
                                                 ---------------      ----------------     ---------------    ---------------

                         LEUKOSITE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED SEPTEMBER  30,
                                                                       1998              1999
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(11,795,523)    $(21,684,389)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                          863,304        1,177,605
  Stock compensation expense                                                  -           152,488
  Equity in operations of joint venture                                2,922,256        3,899,863
  Acquired in-process research and
    development                                                               -         4,249,157
  Change in operating assets and liabilities:
    Other current assets                                                (465,912)         199,413
    Accounts payable and accrued expenses                              1,591,296       (1,549,743)
    Deferred revenue                                                   1,439,981         (338,143)
    Deferred rent                                                       (182,378)        (182,379)
                                                                    -------------    -------------
     Net cash used in operating activities                            (5,626,976)     (14,076,128)
                                                                    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                (17,234,631)     (10,247,199)
  Proceeds from maturities of marketable securities                   12,504,902       16,478,862
  Investment in joint venture                                         (3,172,068)      (3,276,606)
  Purchases of property and equipment                                 (1,109,437)      (1,241,782)
  Cash acquired in CytoMed acquisition                                        -           564,875
  Cash acquired in ProScript acquisition                                      -           104,194
  Decrease (increase) in other assets                                      1,217          244,584
                                                                    -------------    -------------
      Net cash provided by (used in)  investing activities            (9,010,017)       2,626,928
                                                                    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases                                   (752,280)        (632,447)
 Issuance of common stock                                             11,731,366       14,382,873
 Exercise of stock options                                               234,283          358,494
                                                                    -------------    -------------
     Net cash used in financing activities                            11,213,369       14,108,920
                                                                    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (3,423,624)       2,659,720

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             10,587,873        5,361,339
                                                                    -------------    -------------
CASH AND EQUIVALENTS, END OF PERIOD                                 $  7,164,249     $  8,021,059
                                                                    -------------    -------------
                                                                    -------------    -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                       $    113,749     $    130,549
                                                                    -------------    -------------
                                                                    -------------    -------------
     Property and equipment purchased under capital lease
          Obligations                                               $    346,771     $    320,433
                                                                    -------------    -------------
                                                                    -------------    -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     Acquisition of CytoMed:
           Marketable securities                                    $         -      $   7,374,386
           Accounts receivable                                                -          6,355,681
           Prepaid expenses                                                   -            181,441
           Property and equipment                                             -            104,452
           Other assets                                                       -              5,000
           Acquired in-process research and development                       -          1,588,612
           Accounts payable and accrued expenses                              -           (547,178)
           Stock issued                                                       -        (15,627,269)
                                                                    -------------    -------------
                                                                    $         -      $    (564,875)
                                                                    -------------    -------------


     Acquisition of ProScript:
           Prepaid expenses                                         $         -      $      62,516
           Property and equipment                                             -            650,752
           Goodwill                                                           -            219,000
           Other assets                                                       -            499,502
           Acquired in-process research and development                       -          2,660,545
           Accounts payable and accrued expenses                              -           (959,722)
           Deferred revenue                                                   -           (705,645)
           Capital lease obligations                                          -           (196,114)
           Stock issued                                                       -         (2,335,028)
                                                                    -------------    -------------
                                                                    $         -      $    (104,194)
                                                                    -------------    -------------
                                                                    -------------    -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations and Basis of Presentation

    LeukoSite, Inc. (the "Company") was incorporated on May 1, 1992. The Company is a biotechnology company developing proprietary monoclonal antibody and small molecule drugs to treat patients with cancer and inflammatory, autoimmune and viral diseases.

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended
    December 31, 1998 filed with the Securities and Exchange Commission.


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

    As of September 30, 1999 there were no material unrealized gains or losses on any investments. Cash and cash equivalents and marketable securities consisted of the following:


                                                                    December 31, 1998     September 30, 1999

              Cash and cash equivalents:
                   Cash                                             $   3,219,315               $ 598,441
                   Money market funds                                   1,341,651               5,960,270
                   Commercial Paper                                             -               1,462,348
                   Taxable auction securities                             800,373                       -
                                                                      -----------             -----------
                                                                    $   5,361,339           $   8,021,059
                                                                      -----------             -----------
                                                                      -----------             -----------
              Marketable securities, short term:
                   Corporate bonds and notes (average
                      maturity of 6 and 5 months                     $ 15,802,376            $ 14,359,833
                      respectively)
                                                                      -----------             -----------
                                                                      -----------             -----------
              Marketable securities, long term:
                   Corporate bonds and notes (average
                      maturity of 16 and 16 months
                      respectively)                                   $ 2,168,324              $4,754,040
                                                                      -----------             -----------
                                                                      -----------             -----------

    (b) Net Loss per Common Share

     Basic net loss per common share is based on the weighted average number of common shares outstanding. For the three and six month periods ended September 30, 1998 and 1999 diluted net loss per common share is the same as basic net loss per common share as the inclusion of 340,699, 1,010,483, 386,943, and 715,197 weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive for the three months ended September 30, 1998 and 1999 and nine months ended September
    30, 1998 and 1999 respectively.

3.  ILEX Joint Venture

    In May 1997 the Company and ILEX Oncology, Inc. (ILEX) entered into a joint venture agreement that established L&I Partners, LP ("L&I") for the purpose of developing CAMPATH(R). Under the terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements. The joint venture expires in 2017. Should either party fail to fulfill its funding obligations, control of the joint venture may change.

    The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture and has included such reimbursements in revenues. The joint venture has sublicensed the rights to CAMPATH(R) from the Company. For the nine months ended September 30, 1999 the joint venture's recorded loss was $7,799,726. For the nine months ended September 30, 1999 the Company's share of the joint venture's recorded loss was $3,899,863 and the Company's obligation to fund the joint venture as of September 30, 1999 was $826,702. The Company charged the joint venture $2,661,606 for costs incurred on its behalf for the nine months ended September 30, 1999.

4.  Acquisitions

     (a) CytoMed, Inc.

     In February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed, Inc. ("CytoMed") through the issuance of 935,625 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share, to CytoMed shareholders. The Series A Convertible Preferred Stock automatically converted into common stock on a one-for-one basis upon the required approval by the Company's shareholders at the annual meeting held May 25, 1999. The Company may issue another 631,313 common shares to CytoMed shareholders upon receipt of a $6,000,000 payment to CytoMed from UCB Pharma. In addition, CytoMed shareholders may receive up to $23,000,000 in cash and up to an additional 84,000 shares of the Company's common shares upon the achievement of milestones related to certain
     CytoMed product candidates.

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

     Total consideration allocated to the fair market value of assets acquired and liabilities assumed on the purchase date is as follows:

                       Cash and cash equivalents                                $ 1,044,875
                       Marketable securities                                      7,374,386
                       Accounts receivable                                        6,355,681
                       Prepaid expenses                                             181,441
                       Property and equipment                                       104,452
                       Other assets                                                   5,000
                       Acquired in-process research and development               1,588,612
                       Accounts payable and accrued expenses                       (547,178)
                                                                            ---------------
                                                                               $ 16,107,269
                                                                            ---------------
                                                                            ---------------

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




                                                           YEAR ENDED          NINE MONTHS ENDED
                                                        DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                        -----------------     -------------------

         REVENUES                                             $ 13,584,460           $ 10,929,070
         NET LOSS                                             $(17,334,735)         $ (20,859,815)

         NET LOSS PER COMMON SHARE
              Basic and diluted                                     $(1.39)                $(1.49)
                                                              -------------         --------------
                                                              -------------         --------------

         SHARES USED IN COMPUTING NET LOSS PER
         COMMON SHARE
              Basic and diluted                                  12,462,349             13,987,778
                                                              -------------         --------------
                                                              -------------         --------------

        (b) ProScript, Inc.

        On July 19, 1999 the Company acquired all of the issued and outstanding capital stock of ProScript, Inc. ("ProScript") by payment of $411,719 in cash to ProScript shareholders and through the issuance of 187,970 shares of the Company's common stock, par value $0.01 per share, to certain ProScript shareholders. In addition, ProScript shareholders are entitled to additional cash payments upon the achievement of certain milestones and royalties related to certain ProScript compounds and related to a ProScript research collaboration with Hoechst Marion Roussel, Inc.

        The merger was accounted for as a purchase in accordance with the requirements of APB Opinion No. 16, Business Combinations, and accordingly ProScript's results of operations have been included in those of the Company beginning on the date of the acquisition. The total purchase price was approximately $2,800,000. The total purchase price was allocated to the fair value of assets acquired and liabilities assumed including an allocation to in-process research and development of $2,660,545. The nature of the efforts to develop the purchased in-process technologies into commercially viable products principally relate to the completion of all development, testing, and high-volume manufacturing activities that are necessary to establish that the products can be produced to meet its design specifications and are proven to be safe and effective for their respective indications. As of the acquisition date, technological feasibility of the compounds in development had not been established and the technologies have no alternative future uses. If these projects are not successfully developed, the Company will not realize the value assigned to the in-process research and development, therefore the value of the in-process research and development was charged to operations in the current period. In addition, the Company has recorded $219,000 of goodwill which will be amortized over five years.

                      Acquisition of ProScript:
                        Cash and cash equivalents                              $  615,914
                        Prepaid expenses                                           62,516
                        Property and equipment                                    650,752
                        Goodwill                                                  219,000
                        Other assets                                              499,502
                        Acquired in-process research and development            2,660,545
                        Accounts payable and accrued expenses                    (959,722)
                        Deferred revenue                                         (705,645)
                        Capital lease obligations                                (196,114)
                                                                               -----------
                                                                               $2,846,748
                                                                               -----------
                                                                               -----------






5.  Private Placement

    On July 20, 1999 the Company completed a private placement of 1,487,548 shares of its common stock for total net proceeds of $14.2 million after expenses of the offering. LeukoSite will register these shares and use its best efforts to keep the registration statement effective for two years, or until all shares are sold under the registration statement, whichever comes first.


6.  Schering AG Agreement

    In August 1999 the Company and ILEX, through L&I, and Schering AG entered into a distribution and development agreement which grants Schering AG exclusive marketing and distribution rights to CAMPATH(R) in the U.S., Europe and rest of the world except Japan and East Asia, where the Company and ILEX have retained rights.

    In the United States, Berlex Laboratories, Inc., Schering's U.S. affiliate, the Company and ILEX will share in the profits from the sale of CAMPATH(R). On sales made in the rest of the territory, Schering AG will pay royalties equivalent to the rate of profit sharing expected in the U.S. Under the terms of the agreement, Schering will make payments of up to $30 million for rights to CAMPATH(R) upon the achievement of certain regulatory milestones. The Company and ILEX currently intend to use these funds to pay for ongoing development activity.

    As of September 30, 1999 L&I has received $5 million in funding and this amount is included in the joint venture's total liabilities.

7.  Subsequent Events

    On October 14, 1999 Millennium Pharmaceuticals, Inc. ("Millennium") and the Company announced the signing of a merger agreement pursuant to which Millennium would acquire the Company in a stock for stock exchange. If this transaction closes, the Company expects that Millennium will issue approximately 6,577,110 shares of common stock to the Company's stockholders, and options, rights and warrants to purchase approximately 1,023,068 shares of Millennium common stock to the holders of the Company's options, rights and warrants.
    The transaction is subject to, among other things, the approval of the Company's stockholders as well as antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

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

OVERVIEW

LeukoSite, Inc. is a biotechnology company developing proprietary monoclonal antibody and small molecule drugs to treat patients with cancer and inflammatory, autoimmune and viral diseases. The Company has been funded to date primarily through proceeds from the sale of equity securities and funding from collaboration agreements. To date, the Company has not received any revenue from the sale of products. The Company has experienced operating losses since its inception and expects that the activities required to develop and commercialize its products will result in further operating losses for the next several years. As of September 30, 1999, the Company had an accumulated deficit of approximately $68.6 million.

In October 1999 the Company and Millennium Pharmaceuticals, Inc. signed a definitive merger agreement for Millennium to acquire the Company in a stock-for-stock exchange. If this transaction closes, the Company's shareholders will receive 0.4296 shares of newly issued Millennium common stock in exchange for each share of Company common stock.

In 1994, 1995 and 1996, the Company signed agreements with Warner-Lambert for the discovery and development of drugs that are intended to antagonize the MCP-1, IL-8 and CCR5 and CXCR4 receptors found on certain classes of leukocytes. In December 1998 the Company and Warner-Lambert signed an agreement related to the (ALPHA)4(BETA)7 and (ALPHA)E(BETA)7 integrin targets implicated in asthma and inflammatory bowel disease. In July 1996 the Company signed an agreement with Roche Bioscience for the discovery and development of monoclonal antibodies and small molecule antagonists to the CCR3 receptor found on a certain class of leukocytes. In April 1997 the Company signed an agreement with Kyowa for the discovery and development of small molecule antagonists to the CXCR3 and CCR1 receptors found on certain classes of leukocytes. In May 1997 the Company entered into a joint venture with ILEX for the development of CAMPATH(R) for the treatment of chronic lymphocyctic leukemia. In August 1999 L&I entered into a distribution and development agreement which grants Schering AG exclusive marketing and distribution rights to CAMPATH(R) in the U.S., Europe and rest of the world except Japan and East Asia, where the Company and ILEX have retained rights. In October 1997 the Company, Warner-Lambert and Kyowa agreed to jointly pursue research and development of antagonists that target MCP-1, IL-8, CCR1 and CXCR3. In December 1997 the Company entered into a collaboration agreement with Genentech for the development of a monoclonal antibody intended as therapy for inflammatory bowel disease. In August 1998 the Company entered into a collaboration agreement with MorphoSys AG for the discovery of therapeutic monoclonal antibodies for inflammatory and autoimmune disorders.

On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed for approximately $16.1 million in stock. On July 19, 1999 the Company acquired all of the issued and outstanding capital stock of ProScript for approximately $2.8 million in cash and stock.


RESULTS OF OPERATIONS

REVENUES FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

    For the three months ended September 30, 1999 revenues were $4,232,000 compared to $2,377,000 for the comparable period of 1998. The increase of approximately $1,855,000 was primarily due to greater research funding from Warner-Lambert and greater revenue for services provided to the joint venture.

    For the nine months ended September 30, 1999 revenues were $10,929,000 compared to $7,070,000 for the comparable period of 1998. The increase of approximately $3,859,000 was primarily due to greater research funding from Warner-Lambert and greater revenue for services provided to the joint venture.

RESEARCH AND DEVELOPMENT EXPENSES FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

    For the three months ended September 30, 1999 research and development expenses were $9,853,000 compared to $6,057,000 for the comparable period of 1998. The increase of approximately $3,796,000 was primarily due to the expenses associated with ongoing clinical trials and to a lesser extent increased staffing and materials expenses associated with the Company's drug discovery programs.

    For the nine months ended September 30, 1999 research and development expenses were $22,807,000 compared to $14,997,000 for the comparable period of 1998. The increase of approximately $7,810,000 was primarily due to the expenses associated with ongoing clinical trials and to a lesser extent increased staffing and materials expenses associated with the Company's drug discovery programs.

GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

    For the three months ended September 30, 1999 general and administrative expenses were $1,003,000 compared to $555,000 for the comparable period of 1998. The increase of approximately $448,000 was primarily due to an increase in expenses associated with business development, patent prosecution and investor relations.

    For the nine months ended September 30, 1999 general and administrative expenses were $2,567,000 compared to $1,872,000 for the comparable period of 1998. The increase of approximately $695,000 was primarily due to an increase in expenses associated with business development, patent prosecution and investor relations.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

    For the three months ended September 30, 1999, an expense was recorded for acquired in-process research and development in the amount of $2,661,000 in connection with the ProScript acquisition in July 1999. This one-time charge represents the appraised value of ProScript's purchase price allocated to acquired in-process research and development. There were no prior acquisitions in the comparable period of 1998.

    For the nine months ended September 30, 1999, an expense was recorded for acquired in-process research and development in the amount of $4,249,000 in connection with the CytoMed and ProScript acquisitions. These charges represents the appraised value of the purchase price allocated to acquired in-process research and development. There were no prior acquisitions in the comparable period of 1998.

EQUITY IN OPERATION OF JOINT VENTURE FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

    For the three months ended September 30, 1999 equity in operations of joint venture reflected a loss of $2,144,000 compared to $937,000 for the comparable period of 1998. The increase of approximately $1,207,000 was primarily due to a milestone payment to BTG International Ltd.

    For the nine months ended September 30, 1999 equity in operations of joint venture reflected a loss of $3,900,000 compared to $2,922,000 for the comparable period of 1998. The increase of approximately $978,000 was primarily due to a milestone payment to BTG International Ltd.

INTEREST INCOME (EXPENSE), NET FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

    For the three months ended September 30, 1999 interest income (expense), net was $313,000 compared to $359,000 for the comparable period of 1998. The decrease of $46,000 was primarily due to an increase in interest expense for lease obligations entered into by the Company.

    For the nine months ended September 30, 1999 interest income (expense), net was $910,000 compared to $926,000 for the comparable period of 1998. The decrease of $16,000 was primarily due to an increase in interest expense for lease obligations entered into by the Company.

NET LOSS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

    For the three months ended September 30, 1999 net loss was $11,116,000 compared to $4,814,000 for the comparable period of 1998. The increase of approximately $6,302,000 was primarily due to the write-off of acquired in-process research and development associated with the Company's acquisition of ProScript, greater expenses associated with ongoing clinical trials and to a lesser extent increased staffing and materials expenses associated with the Company's drug discovery programs. Higher overall expenses were offset in part by increased research funding from Warner-Lambert and the Joint Venture.

    For the nine months ended September 30, 1999 net loss was $21,684,000 compared to $11,796,000 for the comparable period of 1998. The increase of approximately $9,888,000 was primarily due to the write-off of acquired in-process research and development due to the Company's acquisitions of CytoMed and ProScript, greater expenses associated with ongoing clinical trials and to a lesser extent increased staffing and materials expenses associated with the Company's drug discovery programs. Higher overall expenses were offset in part by increased research funding from Warner-Lambert and the Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's operations have been funded primarily through proceeds from the sale of equity securities, which have raised approximately $78.8 million, and to a lesser extent license fees and sponsored research, which have generated approximately $27.6 million, and capital lease obligations, which have generated approximately $5.4 million. The Company has used cash to fund operating losses of approximately $68 million, the investment of approximately $4.5 million in equipment and leasehold improvements and the repayment of approximately $4.3 million of capital lease obligations. The Company had no significant commitments as of September 30, 1999 for capital expenditures. At September 30, 1999 the Company had on hand cash, cash equivalents and marketable securities of approximately $27 million.

As of September 30, 1999 other current assets were approximately $6.9 million. Included in other current assets is a current receivable of $6 million due to CytoMed from UCB Pharma which is expected to be paid in November 1999.

The Company has entered into sponsored research and consulting agreements with certain hospitals, academic institutions and consultants, requiring periodic payments by the Company. Aggregate minimum funding obligations under these agreements, which include certain cancellation provisions, total approximately $1.5 million, of which approximately $1.1 million will be paid in 1999. The Company also has a remaining total commitment to the Therapeutic Antibody Centre at the University of Oxford in England to provide funding of $250,000 in semi-annual installments through the year 1999.

In May 1997 the Company and ILEX entered into a joint venture whereby the parties formed a limited partnership to develop CAMPATH(R) for the treatment of chronic lymphocytic leukemia and other diseases. The Company and ILEX are required to make contributions each time the joint venture requires working capital. In August 1999 the Company and ILEX, through their joint venture L&I Partners, LP, and Schering AG entered into a distribution and development agreement which grants Schering AG exclusive marketing and distribution rights to CAMPATH(R) in the U.S., Europe and the rest of the world except Japan and East Asia, where the Company and ILEX have retained rights. In the United States, the Company, Berlex, and ILEX will share equally in the profits from the sales of CAMPATH(R). On sales made in the rest of the territory, Schering AG will pay royalties expected to be equivalent to the rate of profit sharing expected in the U.S. Schering will make payments of up to $30 million for rights to CAMPATH(R) and for the achievement of certain regulatory milestones in CLL.

On February 11, 1999 the Company acquired all of the issued and outstanding capital stock of CytoMed. The total purchase price was approximately $16.1 million and the net assets acquired were approximately $14.5 million of which approximately $8.5 million was cash and $6 million was a receivable from UCB Pharma expected to be paid in November 1999.

On July 19, 1999 the Company acquired all of the issued and outstanding capital stock of ProScript for approximately $2.8 million in cash and stock.

On July 20, 1999 the Company complete a private placement of 1,487,548 shares of its common stock for total net proceeds of approximately $14.2 million after expenses of the offering.

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

In October 1999 the Company and Millennium Pharmaceuticals, Inc. signed a definitive merger agreement for Millennium to acquire the Company in a stock-for-stock exchange. If this transaction closes, the Company's shareholders will receive 0.4296 shares of newly issued Millennium common stock in exchange for each share of Company common stock.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a) Not applicable.

            (b) Not applicable.

            (c) On July 20, 1999 the Company completed a private placement raising an aggregate of $14,429,214 by issuing 1,487,548 shares of Common Stock at a purchase price of $9.70 per share. The issuance and sale of the shares of Common Stock was made in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") and upon Section 4(2) of the Securities Act.

            (d) Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                27 Financial Data Schedule

            (b) Reports on Forms 8-K.

                The Company filed a Report on Form 8-K on August 3, 1999 relating to the ProScript acquisition.

                The Company filed a Report on Form 8-K on September 3, 1999 relating to the Schering AG agreement.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      LeukoSite, Inc.
                                      (Registrant)





Dated:  November 5, 1999

                                      /s/ Augustine Lawlor
                                      --------------------
                                      Augustine Lawlor
                                      Chief Operating and Financial Officer
                                      and Senior Vice President
                                      (principal finance and accounting officer)